Form 10KSB
period 2006-08-31
STANFORD MANAGEMENT LTD
filed 2006-12-01
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended : August 31, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from_____to______
Commission File number: 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of Company as specified in charter)

Delaware	98-0413066
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

420 - 625 Howe Street Vancouver, B.C., Canada,	V6C 2T6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 1-604-719-8129

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Stanford was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Stanford’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)          Yes [X]      No [ ]

State issuer’s revenues for its most recent fiscal year:      $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Stanford. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2006, Stanford has 2,358,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Stanford Management Ltd. Was incorporated under the laws of Delaware on September 24, 1998 and has no subsidiaries and no affiliated companies. Stanford’s executive offices are located at Suite 420 - 625 Howe Street, Vancouver, B.C., Canada, V6C 2T6. (Telephone: 604-719-8129)

Stanford has not been in bankruptcy, receivership, or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Stanford intends to furnish annual reports to stockholders containing audited financial statements, quarterly reports and such other periodic reports as it may determine to be appropriate.

Stanford has ownership interest in the mineral rights on the claim called the “SF” claim. During the next several years, Stanford will explore the SF claim. Stanford is considered a “pre-exploration stage company” since there is no assurance that a commercially viable mineral deposit, a reserve, exists on the SF claim until appropriate exploration work is done and a comprehensive study based upon such work has concluded legal and economic feasibility.

A reserve is part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

Stanford acquired on January 12, 2001 a 100% interest in the mineral rights to the “SF” claim, which will be explored for gold, platinum or other commercial minerals such as zeolite and bentonite. Stanford acquired these rights to the SF claim by “staking” (refer to “History of the SF Claim” on page 11 for a definition of staking). The land is owned by the Crown; being the Province of British Columbia, who granted the mineral rights for a twelve month period to Stanford once the staking has occurred and been filed with the Gold Commissioner’s Office, except for placer and coal rights. Every twelve months either work has to be done on the SF claim or cash paid in lieu to extend the rights to the minerals. The mineral rights to the SF claim will expire on January 12, 2007 unless a minimum of $3,200 is spent on exploration work or cash is paid in lieu of exploration work to the Ministry of Mines and Energy for the Province of British Columbia (the “Ministry”). Stanford does not have ownership to the land itself; only to the mineral rights thereon.

Stanford has no revenues to date from the exploration of the SF claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the SF claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. Stanford plans to obtain such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Stanford will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Currently, Stanford has three directors, Glen Macdonald, William Nielson and Vera McCullough.

Stanford did not have sufficient capital in 2000 and 2001 to pay the annual costs to the State of Delaware and therefore on May 16, 2002 Stanford filed a Certificate of Renewal and the Revival of the Certificate of Incorporation to ensure it was in good standing in the State of Delaware.

On October 13, 2006, Stanford‘s registration statement became effective and therefore Stanford is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB on a periodic basis.

The shareholders may read and copy any material filed by Stanford with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Stanford has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Stanford has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Stanford and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Stanford presently has minimal day-to-day operations; consisting mainly of maintaining the Stanford claim in good standing and preparing the reports filed with the SEC as required.

Risk Factors

Our shareholders and any future investors must be aware of the following risk factors prior to investing in Stanford’s common stock. It must be emphasized that Stanford, if any of these risks become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

1	If Stanford raises only the minimum $50,000 from subscribers under its registration statement, there would not be sufficient funds to allow it to continue in business.

If only $50,000 in subscriptions is raised, the working capital position would be $1,950. There would be no additional money to pay future debt obligations as they became due and payable. This being the case, Stanford would either have to raise more money under this Offering or consider whether it will be able to continue as a going concern. New investors should give careful consideration to whether they wish to invest in a company which might not be able to raise sufficient funds to continue in business.

2.
Stanford’s offering under its registration statement is being self-underwritten by Stanford with no independent due diligence undertaken by either a qualified independent third party or a broker-dealer to determine if the assets, future income potential and capabilities of management are present to support the offering price under its effective registration statement.

Stanford has decided to self-underwrite its Offering and thereby has eliminated any opportunity for a qualified independent third party such as a broker-dealer’s legal counsel or the broker-dealer itself to examine the records of Stanford, discuss with management its future strategy and assess the assets and future income potential before making a decision whether the price under its Offering is reasonable. Without an independent review, Stanford might find it difficult to attract investors for its Offering since investors might be unsure whether the price per share is reasonable or not and if Stanford is unable to raise capital it might hinder the exploration activities planned for the SF claim. New investors are relying on Stanford’s management to set a reasonable share price under this Offering and without independent verification by a broker-dealer or an independent third party there is no assurance that the price set herein is reasonable.

3.	The present shareholders have paid $0.001 per share whereas the new investors will be paying $0.20 per share.

Originally all shares were sold for $0.001 per share; a price considerably below the Offering price under its effective prospectus. With this type of discrepancy, it might be difficult for Stanford to attract new investors who might not wish to contribute the majority of the money to Stanford for a considerably lesser number of shares. With this fact in mind, new investors should consider that if, and when, Stanford’s shares are quoted on an exchange the existing shareholders could commence selling their shares at prices substantial below the Offering price herein and still make a profit.

4.  Stanford’s share price will be subject to the Penny Stock Rule which will result in any broker-dealer involved in Stanford’s shares having increased administrative responsibilities which will have a negative effect on both Stanford’s ability to raise funds and an investor’s ability to purchase or sell his shares.

Stanford’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	it has a price of less than five dollars per share;

(ii)	it is not traded on a recognized national exchange;

(iii)	it is not quoted on a National Association of Securities Dealers, Inc. (“NASD”) automated quotation system (NASDAQ), or even if so, has a price less than five dollars per share; or

(iv)
is issued by a company with net tangible assets of less that $2,000,000, if in business more than three years continuously, or
$5,000,000, if the business is less than three years continuously, or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing in a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Stanford’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Stanford’s shares.

From Stanford’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Stanford due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

RISKS ASSOCIATED WITH STANFORD

1.	Stanford has a limited operating history in which new investors can value the performance of Stanford, its management and its future expectations.

Stanford commenced its operations in 1998 but only became involved in the mineral exploration industry in January 2001. With no past operating history, any meaningful evaluation of Stanford is difficult. Having been mainly inactive since its inception, Stanford is basically a start-up company and therefore there is no history available which will allow a new investor to assess its business plan, its management and its future operations. Without these three factors, a new investor cannot make a meaningful decision as to whether or not the purchase of shares in Stanford is a wise investment.

2.	Stanford has a lack of working capital which, unless obtained on acceptable terms in the future, will inhibit its future growth strategy.

The only present source of working capital available to Stanford is through the sale of common shares, incurring debt or other borrowing. At present, Stanford does not have adequate funds to conduct operations and financing may not be available when needed. Even if the financing is available, it may be on terms Stanford deems unacceptable or are materially adverse to shareholders’ interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Stanford’s inability to obtain financing would have a materially adverse effect on its ability to implement its growth strategy, and as a result, could require it to diminish or suspend its exploration program on the SF claim and possibly cease its operations. An investor may be investing in a company that does not have adequate funds to conduct its operations and, if so, an investor might lose all of his investment.

3.	Stanford has incurred losses since its inception and therefore has an accumulated deficit which might inhibit the raising of additional capital.

Since inception, Stanford has incurred losses and has an accumulative deficit of $212,779 as at August 31, 2006. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively effect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit. Stanford’s ultimate success in fully implementing its mineral exploration program on the SF claim is dependent on its ability to raise additional capital. New investors should carefully consider whether they wish to invest in a company who has incurred continual losses since its inception and may never be able to reverse this trend.

4.	The auditors have examined the financial statements based on Stanford being a going concern but have substantial doubt that it will be able to continue as a going concern.

Stanford’s auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements attached to this 10-KSB for the year ended August 31, 2006, have stated in their audit report the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported net losses since inception from operations, and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt the Company will be able to continue as a going concern. Management plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

The auditors are concerned that Stanford, without any established source of revenue and being dependent on its ability to raise capital from its shareholders or other sources might not be able to sustain operations. If this is the case, Stanford, without adequate future funding, might not be able to continue as a going concern. A new investor should give careful consideration to this fact since the capital they contribute to Stanford under its Offering may be the only capital which Stanford is able to raise. This might result in the total loss of the investor’s investment.

5.	Absence of cash dividends may affect a shareholder’s return on investment.

The Board of Directors does not anticipate paying cash dividends on the outstanding shares, both now and in the future, and intends to retain any future earnings to finance its exploration activities on the SF claim or to seek additional claims. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial condition of Stanford, and will be subject to legal limitations on the payment of dividends out of paid-in capital. An investor should be aware that a dividend, either in cash or shares, may never be paid by Stanford and, therefore, the shares of Stanford should not be purchased by an investor as an income producing security.

6.	An investor might have their money held by Stanford for up to two years without interest.

Stanford has 24 months in which to raise the minimum offering under its registration statement which would mean, if Stanford is unable to raise the minimum offering, an investor’s money would be held for a period of two years before being refunded to them. No interest would be paid on the amount refunded. An investor might wish to consider whether or not they would like their money being held for two years without earning interest thereon prior to considering an investment in Stanford.

7.
There is an absence of recent exploration activities on the SF claim other than sufficient exploration work to maintain the SF claim in good standing which has not resulted in an ore reserve being discovered or any revenue being derived from the SF claim.

There has been no significant exploration activity on the SF claim in recent years, except for limited exploration during 2002 by Stanford to maintain the claim in good standing until 2007. Without a detailed work program being undertaken on the SF claim, no ore reserve has been identified, and may never be identified, and no other exploration company or entity has made an offer to purchase, lease or engage in any other transaction, such as a joint venture, with respect to the SF claim. Although Stanford incurred only nominal expenses to preserve its ownership and maintain the SF claim in good standing with the Ministry, it has received no revenue or other income from the SF claim.

8.	No matter how much money is spent on exploring the SF claim there may never be an ore reserve found.

No matter how much Stanford spends on exploration activities it may never discover a commercially viable quantity of ore on the SF claim. Most exploration activities do not result in the discovery of commercially mineable deposits of ore. In fact, it is extremely remote that a mineral property will become a producing mine.

9.	The uncertainty of the topography of the SF claim will have an effect on the future cost of any exploration activities.

The SF claim is located on a fairly rugged hill with ridge topography ranging from 2,400 to 4,000 feet in elevation with a steep canyon at the north part of the claim. The SF claim is covered by a thin layer of glacial till. This ruggedness in the overlying area could affect during exploration the location of drilling sites and trenches, as well as the construction of any facilities. Platforms might have to be constructed to allow a drilling rig to function properly due to the unevenness of the ground. This will mean additional costs depending upon the drilling site selected by the geologist in-charge with the exploration activities. This factor, at the present time, is uncertain, and Stanford does not know if this factor will have a material adverse effect on the ability of Stanford to conduct its exploration activities. If the cost of exploration is prohibitive, Stanford might have to cease its operations on and abandon the SF claim.

10.  Title to the SF claim is not held in the name of Stanford.

The title of the SF claim is held in trust by Glen Macdonald, President of Stanford. Even though Mr. Macdonald has signed a trust letter indicating he is holding the SF claims for the benefit of Stanford, Stanford has not recorded it with the Ministry. Basically, Stanford, to record the trust letter must have a Free Miner License. Due to its present lack of funds it has not purchased this license. Therefore, Mr. Macdonald’s creditors could lien the rights to the minerals on the SF claim and offer these rights for sale to another party. If this happens, Stanford will be without a mineral claim. Until the rights to the minerals on the SF claim have been formally transferred to Stanford, a new investor might be wise to refrain from investing in any shares being offered under its prospectus.

11.	The SF claim has never been surveyed and the exact boundaries of the claim are uncertain.

The exact boundaries of the SF claim are uncertain since the claim has never been professionally surveyed. At this time, Stanford does not intend to undertake the cost of having the SF claim surveyed and therefore it may never know the exact boundaries of the claim. The problem in the future, if and when Stanford identifies an ore reserve, is that disputes could develop with other companies or parties as to the exact boundaries of the SF claim. If the ore reserve is partly or totally on another party’s claim, Stanford would lose either the majority or part ownership in the ore reserve. Unless a mutually acceptable agreement can be reached, Stanford would have to enter into legal action which might take years and a great deal of money to settle. If Stanford was unsuccessful in its legal battle, it would lose the ore reserve and might be left with nothing to put into production.

12.  Weather will affect the exploration activities on the SF claim.

        The weather in the Princeton area of British Columbia is varied in that during the months of November to early May the SF claim will be covered in snow whereas during the summer months the weather is hot and dry. Stanford might not be able to work during the winter months due to the snow conditions not allowing any meaningful exploration activities on the SF claim. Whereas, during the hot dry summer months, the Ministry of Forestry might close the Princeton area for fear of forest fires and therefore curtail any exploration activities on the SF claim. The weather might have a limiting effect on the exploration activities on the SF claim resulting in a longer period before Stanford will know if there is a viable commercial ore reserve on the SF claim.

13.	Stanford does not have the rights to placer minerals on the SF claim.

Stanford has not staked the SF claim for placer minerals located on the surface, being the total of the overburden (any material covering or obscuring rocks from view) to the actual bed rock (being the core rock that forms the majority of the Earth’s surface), of the claim and therefore does not have any rights to placer minerals therein. Stanford only has the rights to the minerals below the overburden and contained within the bed rock itself. In the event a third party stakes the SF claim for placer minerals, Stanford would lose any future opportunity to develop a placer deposit. By not having the rights to placer minerals Stanford might forego future revenues, if and only if, it were determined that such placer deposits, if any, were economical.

14.	The President of Stanford has clients and is a director of other companies in the exploration industry which might result in a conflict of interest.

Glen Macdonald is a professional geologist who has numerous clients in the exploration and mining industry. These clients use a considerable amount of his time thereby reducing the time he can spend on the activities of Stanford. For example, Mr. Macdonald is a director of Starfield Resources Inc., a mineral exploration company quoted on the TSX Exchange in Toronto, Canada. A conflict of interest could develop in the event Mr. Macdonald knows of a mineral property for either sale or staking since he would have to offer it to both Starfield and Stanford. Stanford assumes Mr. Macdonald will act fairly to both companies in such matters but has no way of knowing if this will be the case.

15.	With only the President of Stanford having any exploration experience, Stanford might have to rely upon outside consultants to assist in the exploration of the SF claim.

Glen Macdonald is a professional geologist but Ms. McCullough has no experience at all in the exploration industry. Mr. Nielsen has limited experience in the mining industry. Stanford will be dependent on Mr. Macdonald’s expertise in any exploration program on the SF claim. Stanford will, if Glen Macdonald is unavailable, have to rely on outside consultants who are familiar with the exploration industry in British Columbia. Using consultants will be an expensive way to explore the SF claims since consultant fees generally are higher than the use of full or part time employees. Capital raised will quickly be spent if Stanford has to rely on consultants and not the services of Mr. Macdonald.

16.	Stanford has entered into Indemnity Agreements with its officers and directors which could result in substantial expenditures and maybe monetary damages as a result of their actions.

Stanford’s Articles of Incorporation provide that it may indemnify any director, officer, agent or employee against certain liabilities. In addition, on September 30, 2002, Stanford entered into an Indemnity Agreement with both Glen Macdonald and Vera McCullough. The foregoing indemnification could result in substantial expenditures by Stanford and prevent any monetary recovery from them for losses incurred by Stanford as a result of their actions. It is Stanford’s understanding that, in the opinion of the SEC, indemnification is against public policy as expressed in the Security Act of 1933, as amended, and is, therefore, unenforceable. Nevertheless, a new shareholder might not wish to invest in a company who has indemnified its officers and directors for their actions which could result in substantial legal costs and court ordered penalties which might render Stanford insolvent.

ITEM 2. DESCRIPTION OF PROPERTY
History of the “SF Claim”

Stanford retained John Jenks, Professional Geologist and Geoscientist, of Salmon Arm, British Columbia, Canada, to summarize the geology and mineral potential on its SF claim near Coalmont, British Columbia. The SF was “staked” by a professional staker on behalf of Stanford. “Staking” of a claim is the method used by the Ministry in verifying title to the minerals on government-owned land. The individual staking a claim, known as a “staker”, prepares a post on the unstaked property and defines this post as the corner post or “identification” post. A serial pre-numbered tag, purchased from the Gold Commissioner’s office (a department of the Ministry) is affixed to the post and the date and time of preparing the post is recorded on it as well as the name of the claim. The staker is required to define the perimeter of the claim by a clearly marked line. Upon completion of marking the perimeter the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a “4 Post Mineral Claim” form and filed with the Gold Commissioner’s Office.

Stanford has not identified any other mineral properties for staking and, therefore, has title to the mineral rights only on the SF claim.

LOCATION AND ACCESS

The SF claim is situated 2.5 miles west-north-west of the hamlet of Coalmont, BC, itself located 11 miles by paved road north-west of Princeton, British Columbia. From Coalmont the SF claim may be accessed by a series of dirt/gravel logging and recreational trails - a road distance of approximately 3 miles to the eastern claim boundary.

While portions of the road system are driveable by four-wheel drive pick-up they are best accessed by the four-wheeler/quad/all terrain vehicle type of vehicle as was used during the initial property examination by John Jenks.

During the initial exploration stage, Stanford will only be able to explore the SF claim during the late spring, summer and early fall months due to the possibility of snow in the winter. Winter weather conditions make it difficult to obtain soil and rock samples, prospecting, trenching and removal of overburden.

During the winter months, the SF claim has to be accessed by snowmobile since the number of inches of snow during a normal winter is approximately 39 inches in the Princeton area.

During the summer there is the possibility, on a random basis, of road closures from July to September due to the possibility of fires. Access to the property during the summer is best done by all terrain vehicles or by four by four vehicles.

LAND TENURE

Consisting of an 18 unit four-post claim extending 1.8 miles in the north-south direction by 0.9 miles east-west and totaling 1,109 acres. The SF mineral claim was staked on January 12, 2001. The claim tenure number is 383391, tag number 240871 and the anniversary date is January 12, 2007. It should be noted the SF claim confers the right to explore for precious and base metals in lode form and certain industrial minerals. Coal, as well as placer minerals, are issued under separate licenses and therefore are not owned by Stanford.

Stanford has not obtained the lease for placer minerals on the SF claim. Placer minerals, often being gold, silver, platinum, gemstones or other heavy minerals of value, are located in gravel or ground and are extracted by the use of water, by sluicing, hydraulicking, etc. Under the Titles Division of the Ministry, a separate application for a lease of placer minerals must be obtained. Under the regulations of the Ministry, a lease is a higher form of tenure than a claim. There is no production limit on a lease (placer claims have a production limit of 2,000 cubic metres of paydirt per year), and the issued lease cannot be challenged under the Mineral Tenure Act. Title to a lease is therefore only issued when the ground and title to be held by the leasehold has been verified to a higher standard than required for a claim. This is achieved by means of a survey. Components of the survey process are:

▪	conduct the historical research to determine those titles which may affect the ground to be acquired by the lease;

▪     verification of the legal posts of those titles on the ground, and

▪     produce a survey plan from the collected data.

The Mineral Tenure Act Regulation provides for two alternative types of surveys for a placer lease, a legal survey (to be completed by a British Columbia Land Surveyor for submission to the Surveyor General’s office for approval) and a technical survey (option to a full legal survey but required all documents to be completed and filed with the Ministry).

Stanford has not obtained the lease for placer minerals on the SF claim.

PHYSIOGRAPHY AND CLIMATE

The claim area is characterized by fairly rugged hill and ridge topography ranging from 2,400 to 4,000 feet in elevation. The most predominant feature is the steep canyon of the north-north-east trending Collins Gulch Creek which bisects the claim area and empties into the Tulameen River at the northern extremity. Outcrop, being that part of a rock formation that appears at the surface of the ground, is exposed primarily along ridges and escarpment areas; being a long, more or less continuous cliff or steep slope which separates two levels of ground and usually was caused by erosion of the ground or in some case faulting. Most of the claim area is covered by a thin layer of glacial till; comprising clay, silt, sand gravel and boulders ranging in various sizes originally deposited under a glacier prior to it receding.

Tree cover is moderate to very thick consisting primarily of lodgepole pine and Douglas fir with subordinate poplar and deciduous species. Most of the timber is mature second-growth as much of the claim area has been previously logged. Timber rights are held by Tolko Industries Ltd., a company unrelated to Stanford.

Summers are hot with moderate precipitation. Up to 4.5 feet of snow may accumulate anytime after late October and remain until early May.

REGIONAL GEOLOGY

The Tulameen and Princeton areas, in which the SF claim is located, were geologically mapped in 1960. Located within the southern portion of the Intermontane Belt the map area is dominated by the magmatic area sequence Upper Triassic Nicola Group. This consists of a north-trending belt of volcanic (generally finely crystalline or glassy rock which has been put near the Earth’s surface by volcanic action) and sedimentary (a rock resulting from the consolidation of loose sediment that has accumulated in layers) rocks intruded by Late Triassic and Early Jurassic (a specific geologic time period from 208.0 to 146.6 million years before the present time) comagmatic plutons; being molten rock material with the Earth from which an igneous rock results by cooling and crystallization. The sequence is unconformably overlain by Cretaceous and Tertiary volcanics and clastic sediments of the Spences Bridge, Kingsvale and Princeton Groups.

PROPERTY GEOLOGY/AIR PHOTO INTERPRETATION

Approximately 60% of the SF claim is underlain by the northeast limb of the Eocene-aged Tulameen Basin, a synclinal structure trending northwesterly. The northern third is covered by older upper Triassic rock of the Nicola Group consisting of basic lavas, being fluid rock issued during volcano reaction, and sediments. Intrusive rock, being a body of igneous rock which has formed itself into pre-existing rocks either along some definite structural feature or by deformation and cross-cutting of the invading rocks, of the coast Intrusions occupies the northeastern 10% of the claim.

The northeastern synclinal limb, a dipping curvature area of a fold between adjacent fold hinges, dips at -45 degrees to the southwest. A prominent shale, a fine grained sedimentary rock formed by consolidation of clay, silt and mud, mudstone, a style of mud having the texture and composition of shale, member forms a northwesterly-trending series of ridges. The prevalent schistosity trend, being rock structure generally split into slabs which contain mineralization of interest, of 55 degrees dipping minus 60 degrees to the southeast may parallel a possible late fault structure coinciding with Collins Gulch. Higher in the section a siliceous lapilli tuff, being small stones which in the unconsolidated stage is similar to ash and upon consolidation is referred to as tuff, contains interstitial zeolite; being part of the family of water salts occurring as secondary minerals in cavities of lava. Within the above interval, coal seams and bentonite, a clay formed by the alteration of volcanic ash, horizons occur, however, more surface examination is required to define their exact position.

DISCUSSION

The Tulameen Basin portion of the claim does contain the industrial minerals zeolite and bentonite, both of which are included in the mineral title. Despite their presence and possible resource potential, like most industrial minerals, the marketing aspect is of prime consideration. Any decision to explore for these materials must therefore coincide with corporate objectives.

The Nicola Group comprising the northern third of the claim is prospective for both base and precious metals in veins and disseminated form within the area. Accordingly, this portion could be subject for further investigation with these metals in mind.

It is conceivable that satellite bodies of the ultrabasic, being an igneous rock having a salt content lower than most basic rocks, could be distributed exterior to the main body - in fact the northern third of the SF claim underlain by the Nicola Group could host ultrabasic satellite intrusives with platinum/gold potential.

Much of the claim is covered by a thin layer of glacial till implying that any potential deposit is easily masked. Accordingly, careful prospecting, stream geochemistry (including panning) and soil geochemistry would be employed in a subsequent search for precious and platinum-group metal mineralization, particularly within the northern third of the claim.

Based upon a single day’s examination of the property and subsequent literature research by John Jenks, the following conclusions are indicated by him:

•
The southern 60% of the SF claim area underlain by Eocene Tulameen basin metasediments has industrial minerals zeolite and bentonite, both of which pose a marketing challenge. A corporate decision to explore for these minerals would be required prior to directing further efforts in this area.

•
The northern 30% of the claim underlain by Nicola Group metavolcanics and metasediments has potential for high grade base and precious metal vein (a mineral which has filled a fault or fracture in a rock and is often of interest in exploration), shear zone, being an area that is often mineralized by ore-forming solutions, hosted, breccia (a coarse-grained rock usually composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix) and disseminated deposits. Particular attention should be directed to this claim portion.

•	Within the same group the possible presence of smaller satellite intrusives of the zoned Alaska-type Tulameen Ultrabasic Complex could imply potential for platinum group mineralization.

•	The northeastern claim portion comprising 10% of the claim area underlain by Coast Intrusive rock has a limited potential for disseminated base metal deposits.

•
As 80% of the claim area is covered by a thin layer of glacial till, surface prospecting would be best directed to ridge, escarpment and exposed stream banks. Soil geochemistry could be applied in an effort to gain insight into the possible presence of sub-surface mineralization.

It is recommended that efforts be directed in the following areas:

•
The northern 30% of the claim underlain by the Nicola Group. This area could be surface prospected and soil sampled on a reconnaissance scale. Particular attention should be made to the possible presence of ultrabasic rock.

•
If corporate objectives include the industrial minerals zeolite and bentonite then the potential for these minerals should be examined, inventoried and later followed up by surface trenching. Old trenches should be located and re-examined.

•
A cursory surface examination should be made of the small area underlain by Coast Intrusive rock to ascertain its potential for mineralization and subsequent follow-up detailed prospecting and soil geochemistry.

ESTIMATED PROGRAMME COSTS

Geologist/prospector 15 days @ $200/per day	$ 3,000
Data compilation/report writing	3,000
Supervision	1,300
Establishment of recon. Grid 10 days@ $130/per day	1,300
Sampling 10 days@ $130/per day	1,300
Geochemical analyses 600 samples @ $8/sample	4,800
Vehicle expense 50 days @ $35/day	1,750
Gasoline	500
Food & accommodation 50 days @ $45/day	2,250
Material and supplies	350
Subtotal	19,550
Contingency @ 10%	2,000
Total	$21,550

Success in the initial phase would entail a follow-up program and subsequent budgeting. The cost of Phase II has been estimated at $50,000 as indicated on page 43.

RECENT WORK ON THE SF CLAIM IN 2002

January 2002

Grid sample stations were set up and marked every 33 feet on the baseline and grid sample lines in January 2002. The grid was set up as follows:

Baseline:

Stn. 0 + 000 N to Stn. 1 + 200 N	3,600 feet
Stn. 2 + 800 N to Stn. 3 + 000 N	600 feet
4,200 feet

Grid Sample lines:

Stn. 0 + 000 N to Stn. 0 + 300 W	900 feet
Stn. 0 + 090 N to Stn. 0 + 300 W	900 feet
Stn. 0 + 810 N to Stn. 0 + 250 W	750 feet
Stn. 0 + 990 N to Stn. 0 + 350 W	1,050 feet
Stn. 1 + 200 N to Stn. 0 + 250 W	750 feet
Stn. 2 + 800 N to Stn. 1 + 500 W	4,500 feet
Stn. 3 + 000 N to Stn. 1 + 500 W	4,500 feet
13,350 feet

Total base and grid sample lines	17,550 feet

In June 2002, Stanford undertook a soil sampling program as mentioned below based on the above grid system.

June 2002

Stanford continued its exploratory work on the SF claim by extending Grid line station 0 + 000 N to 675 W. Soil samples were collected every 80 feet for geochemical analysis.

Grid line station 0 + 090 N was entended to 0 + 0625 W every 75 plus feet and soil samples were collected for geochemical analysis.

These soil samples were obtained following the accepted geological soil sampling techniques. All 49 samples tested the “B” horizon, in soils, just below the humus contact. These samples were all analyzed by Acme Laboratories Ltd., Vancouver, British Columbia, Canada, using the ME - ICP +1 method.

The soil sample geochemical assay results did not define any copper, lead or zinc anomalies. Further exploration will extend the soil sampling to the southern claim segment.

November 2003

Stanford undertook the establishment of a new grid system north of the previously established grid system since due to light snow conditions and were the ground was relatively level. As in the past, the grid layout was continued with grid sampling stations horizontally chained and flagged every 30 feet. Stations were recorded, with location, every 90 feet. The new grid sampling lines established were as follows:

Stn. 0 + 000 N	- 0 + 190 W.	Coalmont Trail
	- 0 + 685 W.	Collins Gulch, East
	- 0 + 900 W.	Collins Gulch, West
	- 0 + 960 W.	Logging Boundary
	- 0 + 070 W.	Logging Road
	- 0 + 190 W.	Swamp
	- 0 + 320 W.	Logging Road
	- 0 + 500 W.	End	3,600 feet

Stn. 0 + 300 N	- 0 + 260 W.	Coalmont Trail
	- 0 + 750 W.	Collins Gulch
	- 0 + 050 W.	Logging Boundary
	- 0 + 310 W.	Logging Road
	- 0 + 475 W.	Logging Road
	- 0 + 500 W.	End	4,500 feet

Stn. 0 + 600 N	- 0 + 180 W.	Coalmont Trail
	- 0 + 710 W.	Collins Gulch
		Extreme Topography End	2, 130 feet

Stn 0 + 720 N	- 0 + 030 W.	Coalmont Trail
	- 0 + 720 W.	Collins Gulch
		Extreme Topography End	2,160 feet

	Total Grid Layout		12,390 feet

December 2005 exploration work

During the 2005 season prospectors located mineralization quartz vein float (boulders) at the SF claim project. Eight samples were submitted to Acme Analytical Labs (an ISO 9001 Accredited Company) in Vancouver, British Columbia for analysis. Six samples returned assays ranging from 0.1% (1030 ppm) to 0.49% (4974 ppm) copper and two were anomalous in bismuth content. Geological engineers visited the property subsequently and did not identify a bedrock source for the boulders.

Even though John Jenks is the professional geologist who prepared a geological report for Stanford, he will not be the geologist assigned to the exploration of the SF claim. Mr. Macdonald, being a geologist himself, will direct and supervise the exploration program, based on the recommendations of John Jenks as noted above, and will determine at that time the staff he will require to facilitate it.

The Company’s Main Product

Stanford’s primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the SF Claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Stanford’s Exploration Facilities

While in the exploration phase, the crew of Stanford will be living in the town of Coalmont due to its close proximity to SF claim.

Investment Policies

The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Stanford is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There was no annual general meeting during the year.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Stanford’s common stock. Since its inception, Stanford has not paid any dividends on its common stock, and Stanford does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2006 Stanford had 59 shareholders; one of these shareholders is an officer and director of Stanford.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Stanford. The number of shares presently subject to Rule 144 is 400,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is 23,585 shares. The 400,000 shares, mentioned above, are the only shares issued by Stanford which are restricted. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Stanford.

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. The Company has completed one Regulation D offering of 2,385,500 shares of its capital stock for $5,450. As at August 31, 2006 there were a total of 2,385,500 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2006, the Company had no cash and liabilities of $106,529. The liabilities of $57,653 owed to general creditors are as follows: auditors - $7,962 -, internal accountant -$24,713, - consulting - $6,000, office - $6,152, transfer agent fees - $12,618 and other payables - $208. The amount owed to related parties of $48,876 is non-interest bearing and has no fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 23,615
Bank charges and interest	ii	1,946
Exploration and filing fees	iii	3,722
Filing fees and franchise taxes	iv	373
Management fees	v	6,000
Office	vi	666
Rent	vii	4,200
Telephone	viii	2,400
Transfer agent's fees and interest	xii	1,200
Total expenses		$ 44,122

i. The Company has paid its former auditors, Amisano and Hanson, $2,749 for work on its SB-2. Its current auditor, Dale Matheson Carr-Hilton Labonte has been paid $11,376 during the year for the August 31, 2004 audit and the financial statement reviews. The Company has accrued $5,000 for the August 31, 2006 audit. The Company has also accrued $750 each for the November 2005 and February 2006 preparation of working papers and $1,000 for the May 2006 working paper preparation to be paid to its accountant. $500 has been accrued for the August 31, 2004 audit file preparation , $250 for the U.S. tax return for 2005 and $1,250 for the August 31, 2006 10-KSB.

ii. Interest of $1,946 has been accrued on the transfer agent fee balance due to Nevada Agency and Trust Company.

iii. During December, the Company accrued $3,722 in exploration fees paid personally by the President of the Company. The fees were payable for assessment work on the SF claim. The expenditure maintained the claim, in good standing until January 12, 2007.

iv The Company has paid annual filing fees to The Company Corporation of $199. Franchise taxes were paid by the Company to the State of Delaware in the amount of $174 including late filing penalty and interest.

v. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Additional Paid In Capital" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

vi. Office expenses of $666 were paid by the Company’s directors for expenditures on behalf of the Company. General expenses of $666 for photocopying, fax, courier and other were paid.

vii. The Company does not incur any rental expense since it uses the office of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Additional Paid In Capital".

viii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to " Additional Paid In Capital ".

ix. During the year, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 15,000	$ 32,675	$ 47,675
Bank charges and interest	2	500	5,554	6,054
Consulting	3	-	6,000	6,000
Edgar filing fees	4	1,150	-	1,150
Exploration expenses	5	3,200	208	3,408
Filing fees and franchise taxes	6	299	-	299
Office	7	1,000	6,152	7,152
Transfer agent's fees	8	1,200	7,064	8,264
Estimated expenses		$ 23,340	$ 57,653	$ 80,002

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Nov. 30, 2006	$ 1,000	$ 2,000	$ 3,000
Form 10-QSB - Feb 28, 2007	1,000	2,000	3,000
Form 10-QSB - May 31, 2007	1,000	2,000	3,000
Form 10-KSB - Aug 31, 2007	1,500	5,000	6,500

	$ 4,500	$ 11,000	$ 15,500

2. Bank charges and interest consists of the interest payable to the Nevada Agency and Trust Company on the balance of its account outstanding.

3. Consulting fees payable is the fee charged for the preparation of the SB-2.

4. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400. In past periods, the cost of Edgar filing fees was included in accounting fees.

5. To maintain the SF claims in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the SF claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $3,200 US, including the $180 filing fee. This amount does not give consideration to Phase I once the funds have been raised under Stanford’s effective registration statement.

6. Filing fees for the Company as a registered agent are $199 per year. Franchise taxes paid to the State of Delaware are $100.

7. Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges.

8. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf.

Stanford will have to raise sufficient funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Stanford does not expect to purchase or sell any plant or significant equipment during the next year.

Stanford does not expect any significant changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Stanford are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2006 and through the subsequent period to, to the best of Stanford’s knowledge, there have been no disagreements with Dale Matheson Carr-Hilton Labonte, Chartered Accountants on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Dale Matheson Carr-Hilton Labonte would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Stanford’s Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Stanford’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Stanford’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no significant changes in Stanford’s internal controls or in other factors that could significantly affect Stanford’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2006, the name, age, and position of each of its executive officers and directors and the term of office of each director of Stanford.

Name	Age	Position Held	Term as Director Since

Glen Macdonald	57	President and Director	2002

Vera McCullough	57	Secretary Treasurer, Chief Financial Officer and Director	2001

William Nielsen	62	Chief Accounting Officer and Director	2003

The directors of Stanford serve for a term of one year and until their successors are elected at Stanford’s Annual Shareholders’ Meeting and are qualified, subject to removal by Stanford’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Audit Committee

The Audit Committee of Stanford currently consists of Glen Macdonald and Vera McCullough. The Audit Committee has received and discussed the audited financial statements. Glen Macdonald, on behalf of the Audit Committee, has discussed with the independent auditors the matters required to be discussed by SAS 61 and has received the written disclosures and the letters from the independent accountants required by Independence Standards Board Standard No. 1. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this prospectus.

The overall general function of the audit committee is to review the overall audit plan and Stanford’s system of internal control, to review the results of the external audit, and to resolve any potential dispute with Stanford’s auditors. The percentage of common shares beneficially owned, directly or indirectly, or over even which control or direction is exercised by all directors and officers of Stanford, collectively, is approximately 17 percent of the total issued and outstanding shares. The directors will be appointing 2 independent members of the Audit Committee; each one being a non-director and non-officer of Stanford. These individuals have not yet been identified.

The following are biographies of the directors and officers of Stanford.

GLEN MACDONALD attended the University of British Columbia and obtained degrees in economics and geology in 1972 and 1973 respectively. He attended the Masters Program for Artic engineering at the University of Alaska for a year but did not graduate with his Masters Degree due to family matters. He is a member of the Alberta Professional Engineers, Geologists and Geophysicists Association and a member of the British Columbia Association of Professional Engineers and Geoscientists. He has experience in grade control and ore reserve definition at 2000 plus tons per day underground mine and has been a project manager for exploration programs with budgets that exceed $2,000,000. Between 1973 and 1974, Mr. Macdonald worked as a geologist for Whitehorse Copper Mines Ltd. in the Yukon where his duties involved exploration activities around the mine as well as grade control underground. In 1975 to 1983, Mr. Macdonald was employed as Exploration Project Manager with Noranda Mines Ltd in the Yukon and parts of the North West Territories in Canada where he was in-charge of projects that ranged from regional exploration to ore definition drilling programs for feasibility scoping studies. Noranda Mines is involved in base metal exploration, being metals other than precious metals such as gold and silver, such as copper and zinc and to a much lesser extent in gold and silver. As Exploration Project Manager, Mr. Macdonald was responsible for identifying mineral properties of merit for either joint venture with other companies or the outright purchase of the mineral claim in question. Mr. Macdonald was also responsible for a project which included design and management of a placer mine which was a 2 to 3 year project employing up to 10 professional staff plus ancillary personnel. In addition, he was responsible for the identification, design and management of a joint venture project between Noranda Mines and Westinghouse to look for tungsten in the North West Territories and Alaska. In 1983, Mr. Macdonald left his position with Noranda and became an independent consultant. Between 1983 and 2002, he has worked as a consultant for a number of junior and major exploration companies; some of which include AGIP, Tenajon Resources, Ashton Mines and American Express Leasing. As a consultant his duties included the design, implications and management of core drilling projects either in British Columbia, North West Territories or the Yukon. In the designing, implicating and managing of the various exploration programs for his clients he was responsible for the prospecting, mapping, undertaking various geochemcial surveys which would lead to the eventual acquisition of the mineral claim under examination. In addition, his responsibilities included mine resources definition for extraction, project results analysis, project design and management, government liason, report writing for professional corporate purposes and general corporate direction. During 2002 and 2003, as part of his consulting business, he acted as exploration manager and a director from January 1995 to January 2002 for New Shoshoni Ventures Ltd., a company in the exploration industry since its inception, where he negotiated the acquisition of Drybones Bay Kimberlite , located in the Northwest Territories near Yellowknife, had been an inactive property for the past five years. This property contains diamond bearing kimberlite (a mineral which occurs in vertical pipes, dikes and sills and is the principal original environment of diamonds) and Mr. Macdonald designed the program required to further the geophysical and other exploration techniques to allow a decision to be made to commence a winter drill program on the property. This has lead to the discovery of a new diamond bearing kimberlite. In addition to acting as a geological consultant during 2004, Mr. Macdonald has been kept on retainer to act for New Shoshoni Ventures Ltd in order to review other projects that might be introduced to it.

VERA McCULLOUGH graduated from New Westminister Senior Secondary in 1965 and was subsequently employed with BC Telephone where she became Supervisor of Operations responsible for scheduling and hiring. In 1972 she left her position at BC Telephone and started work for Brothers Electric Ltd. of Vancouver, British Columbia; an electrical contracting company doing work in both the commercial and residential housing area. Her position in Brothers Electric Ltd was as Comptroller in which her responsibilities included overseeing the estimating of various commercial and residential jobs, setting up budgets for over all review by management, accounting for accounts receivable and answering any complaints from customers, ensuring adequate controls were established over accounts payable and ensuring timely payment of all outstanding invoices, control over payroll including remittances to the various governmental agencies, reviewing complaints from staff members and assisting, where possible, in the annual evaluation of personnel, and overseeing the daily operations of the office and warehouse facilities. She was employed by Brothers Electric Ltd until 2001 when she retired, having worked for the company for 29 years. Other than being Chief Financial Officer, Secretary Treasurer and Director of Stanford, Mrs McCullough is not seeking any employment with any other firm or organization.

WILLIAM SCHELL NIELSEN obtained a degree as an Registered Industrial Accountant while attending the University of Alberta in Calgary, Alberta. In (year) he received a degree in Business Administration and Accounting while living in Hamilton, Bermuda. In 1964 Mr. Nielsen worked as General Manager for Major Supplies Ltd. in Sechelt, British Columbia, Canada which was a company retailing and wholesaling lumber, tools, hardware, electrical and automotive supplies. He was responsible for sales, installation and servicing of major domestic and commercial appliances for Inglis/Whirlpool and Sears Canada Ltd. In 1984, he became Branch Manager for Inglis Limited in Surrey, British Columbia where he was responsible for starting up the new Inglis service branch by establishing inventory requirements, determining staff levels and overall responsibility for service technicians and the customer service center. During this period, Mr. Nielsen was responsible for accounting for all branch profits and computerizing the entire operations. In 1992, he was transferred by Inglis/Whirlpool Corporation to Mississauga, Ontario as District Manager and Accountant where he was responsible for the management of parts inventory and sales distribution for 32 Inglis Service Depots throughout British Columbia. In addition, he was responsible for the development of new sales areas and the accounting for all assets under his control. In 1997, he became Chief Accountant and Administrator for Zarcan Minerals Inc. of Vancouver, British Columbia where he was responsible for managing all company financial transactions, including budgeting, preparation of all financial information for distribution to Directors and shareholders, income tax preparation and payroll. In 2002 he left this position to work full time with a business consulting company, Nielsen-Popek & Associates, Certified Public Accountants, which he had originally established in 1980. This firm is an established consulting business offering ongoing evaluations, assessments, management development programs, accounting and income tax preparation to small and medium sized companies.

Glen Macdonald holds a directorship on the following reporting companies:

Starfield Resources Inc. (OTC.BB - SRFDF and TSX - SRU)
Thelon Ventures Ltd. (TSX - THV)
Otish Mountain Ventures Inc. (TSX - OTS)
Golden Caribou Resources Ltd. (TSV - GCC)
Solitaire Minerals Corporation (TSV - SLT)

Vera McCullough and William Nielsen do not hold a directorship position on any other reporting companies.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Stanford to become directors or executive officers.

Significant Employees, Full and Part time and Hours Worked

Other than the three directors of Stanford, Glen Macdonald, William Nielsen and Vera McCullough, Stanford has no other employees. If Glen Macdonald is not available during the exploration of the SF claim, Stanford will have to consider hiring consultants to oversee the exploration activities. The consultants would only be hired for the duration of the exploration program and once it has been completed they will no longer be engaged in any activities of Stanford. Stanford does not wish, at the present time due to lack of capital, to retain employees during periods when the SF claim is not being explored.

Glen Macdonald, William Nielsen and Vera McCullough do not work full time for Stanford. They may each spend up to 5 hours a month on administrative work for Stanford. During the exploration program, it is anticipated Glen Macdonald will spend approximately 20 hours a week on supervising the program. Mr. John Jenks, whose exploration budget is shown on page 14 and 15, has no agreement with Stanford to serve as a consultant or to work for Stanford in any other capacity.

Involvement in Certain Legal Proceedings

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Stanford:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)          engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Stanford knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Stanford registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, Stanford knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Glen Macdonald	Chief Executive Officer, President and Director	3	Not filed

Vera McCullough	Secretary Treasurer, Chief Financial Officer and Director	3	Not filed

William Nielsen	Chief Accounting Officer and Director	3	Not filed

All directors contemplate filing Form 3’s now that the Company’s registration statement is effective.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Stanford during the fiscal year ended August 31, 2006.

The following table sets forth compensation paid or accrued by Stanford during the fiscal years ended August 31, 2003 to 2006 to Stanford’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2003-2006)
                                         Long Term Compensation (US Dollars)
                                  Annual Compensation                   Awards                      Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Glen Macdonald Chief Executive Officer, President and Director	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Vera McCullough Secretary Treasurer, Chief Financial Officer and Director	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

William Nielsen Chief Accounting Officer, and Director	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

There has been no compensation given to either of the Directors or Officers during the periods ended August 31, 2003 to 2006. There are no stock options outstanding as at August 31, 2006, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The president has not received any compensation for the time he has devoted to Stanford. Nevertheless, Stanford does give recognition to the time spent by accruing as an expense each month a charge of $500 per month as management fees with an offsetting credit to “Additional Paid in Capital”. The amount so accrued will not be paid in either cash or shares to the director in the future.

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Stanford, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Stanford or its subsidiaries, or any change in control of Stanford, or a change in the person’s responsibilities following a change in control of Stanford.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Stanford’s common stock as of August 31, 2006 (2,358,500 shares issued and outstanding) by all directors, executive officers and beneficial owners of more than five (5%) of our shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Glen Macdonald 420 - 625 Howe Street Vancouver, British Columbia, Canada, V6C 2T6	400,000 (3)	17

Common Stock	Vera McCullough 40 Sweetwater Place Lions Bay, British Columbia, Canada, V0N 2E0	Nil (4)	Nil

Common Stock	William Nielsen 93 - 7501 Cumberland Street Burnaby, British Columbia, Canada, V3N 4Y6	Nil	Nil

Common Stock	Ownership of all Directors and Officers as a group	400,000	17

(1)	Mr. Macdonald has sole voting power and sole dispositive power as to all the shares shown as beneficially owned by him.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights and conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owed by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors of Stanford have any options, warrants, rights or conversion privileges outstanding.

(3)
The shares held by Glen Macdonald are restricted since they were issued to a former director in compliance with an exemption from registration by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mr. Macdonald could sell a percentage of his shares based on one percent of the issued and outstanding shares of Stanford. In other words, Mr. Macdonald’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144. The shares certificate bears a ‘stop transfer’ legend on it. As at August 31, 2006, the number of shares which could presently be sold pursuant to Rule 144 is 23,585 shares.

(4)
Vera McCullough presently does not own any shares in Stanford but is planning to acquire for cash 25,000 shares under the Company’s Offering. When issued these shares will be restricted from trading in compliance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs. McCullough could sell a percentage of her shares based on one percent of the issued and outstanding shares of Stanford. In other words, Mrs. McCullough’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144. The share certificate will have a ‘stop transfer’ legend stamped on it.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Stanford and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Stanford was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Stanford to own of record or beneficially more than 5% of any class of Stanford’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Stanford’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Stanford was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Stanford to own of record or beneficially more than 5% of the common shares of Stanford’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Stanford does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

The following financial statements are included in this report:

Title of Document	Page

Report of Dale Matheson Carr-Hilton Labonte, Chartered Accountants	33

Balance Sheet as of August 31, 2006	34

Statement of Operations for the year ended August 31, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to August 31, 2006	35

Statement of Cash Flows for the year ended August 31, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to August 31, 2006	36

Statement of Changes in Stockholders’ Equity for the period from September 24, 1998 (Date of Inception) to August 31, 2006	37

Notes to Financial Statements

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report by reference:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1. Certificate of Incorporation , Articles of Incorporation and By-laws

1.1 Certificate of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.2 Articles of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.3 By-laws (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

99.1 Certificate Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4 Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Stanford’s annual financial statements and the review included in Stanford’s Form SB-2 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $28,600.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Stanford’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Stanford to make any pre-approval policies meaningful. Once Stanford has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Stanford’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LIMITED
(Registrant)

By: GLEN MACDONALD
Glen Macdonald
Chief Executive Officer,
President and Director

November 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: GLEN MACDONALD
Glen Macdonald
Chief Executive Officer,
President and Director

By: VERA MCCULLOUGH
Vera McCullough
Chief financial Officer, Secretary
Treasurer and Director

By: WILLIAM NIELSON
William Nielson
Chief Accounting Officer and
Director

November 30, 2006

[Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stanford Management Ltd. (a pre-exploration stage Company).

We have audited the balance sheet of Stanford Management Ltd. as at August 31, 2006 and 2005 and the statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the cumulative period from September 24, 1998 (inception) to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements at August 31, 2003 and for the year then ended, and for the period September 24, 1998 (date of inception) to August 31, 2003 were audited by other auditors whose report dated November 21, 2003 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from September 24, 1998 (date of inception) to August 31, 2003 reflect a total net loss of $98,072 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficiency for the years then ended and for the period from September 24, 1998 (date of inception) to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported net losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
DALE MATHESON CARR-HILTON LABONTE LLP
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, B.C.
November 6, 2006

[Address of independent accountants]

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
BALANCE SHEETS

LIABILITIES	August 31, 2006	August 31, 2005

Current Liabilities
Accounts payable and accrued liabilities	$ 57,653	$ 48,573
Due to related parties - Note 4	48,876	26,434

	106,529	75,007

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value
25,000,000 authorized
2,358,500 outstanding (August 31,2005: 2,385,500)	2,358	2,358
Additional paid in capital	100,800	88,200
Donated Capital (Note 6)	3,092	3,092
Deficit accumulated during the pre-exploration stage	(212,779)	(168,657)

	(106,529)	(75,007)

	$ -	$ -

Going Concern Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended August 31, 2006	Year ended August 31, 2005	September 24, 1998 (Inception) To August 31, 2006

Expenses
Bank charges and interest	$ 1,946	$ 1,431	$ 5,697
Consulting	-	-	6,000
Exploration expenses	3,722	3,510	13,470
Filing fees	373	257	2,395
Management fees - Note 6	6,000	6,000	48,000
Office and general	666	4,869	9,433
Professional fees	23,615	12,735	63,959
Rent - Note 6	4,200	4,200	33,600
Telephone - Note 6	2,400	2,400	19,200
Transfer agent’s fees	1,200	1,200	11,025

	44,122	36,602	212,779

Net loss for the year	$ (44,122)	$ (36,602)	$ (212,779)

Basic and diluted loss per share	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding	2,358,500	2,358,500

The accompany notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended August 31, 2006	Year ended August 31, 2005	September 24, 1998 (Inception) to August 31, 2006

Cash flows from Operating Activities
Net loss for the year	$ (44,122)	$ (36,602)	$ (212,779)
Non-cash administrative expenses	12,600	12,600	100,800
Changes in non-cash working capital items
Accounts payable and accrued liabilities	9,080	9,181	57,653

Cash used in operating activities	(22,442)	(14,821)	(54,326)

Cash flows from Financing Activities
Capital stock issued	-	-	5,450
Due to related parties	22,442	14,821	48,876

Cash provided by financing activities	22,442	-	54,326

Change in cash during the year	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$ -	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash transaction - Note 7

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to August 31, 2006

	Number	Par Value	Additional Paid-in Capital	Donated Capital (Note 6)	Deficit accumulated during the pre- exploration Stage	Total
Capital stock issued
For cash - at $0.001	2,015,000	$ 2,015	$ -	$ -	$ -	$ 2,015
- at $0.01	343,500	343	3,092	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	-	(17,294)	(17,294)

Balance, August 31, 1999	2,358,500	2,358	3,092	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(15,583)	(15,583)

Balance, August 31, 2000	2,358,500	2,358	3,092	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,415)	(18,415)

Balance, August 31, 2001	2,358,500	2,358	3,092	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, August 31, 2002	2,358,500	2,358	3,092	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(28,620)	(28,620)

Balance, August 31, 2003	2,358,500	2,358	3,092	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, August 31, 2004	2,358,500	2,358	3,092	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, August 31
2005	2,235,500	2,358	3,092	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, August 31, 2006	2,358,500	$ 2,358	$ 3,092	$ 100,800	$ (212,779)	$ (106,529)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 1  Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the pre-exploration stage. The Company has staked a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of any future amount from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete and development of the property and upon future profitable production or proceeds for the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $212,779 since inception and at August 31, 2006 has a working capital deficiency totaling $106,529. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations with they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 4.

The Company has recently completed a form SB-2 Registration Statement with the Securities and Exchange Commission in connection with a planned prospectus offering of a minimum of 250,000 shares of its common stock and a maximum of 1,000,000 shares of its common stock, par value of $0.001, for $0.20 per share. This will result in minimum proceeds of $50,000 and maximum proceeds of $200,000.

Note 2  Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with the Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission (SEC) Act Guide 7 for its characterization of the Company as pre-exploration stage.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2  Summary of Significant Accounting Policies - (cont’d)

Mineral Property

The Company has been in the pre-exploration stage since its formation on September 24, 1998 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of a probable or proven reserve.

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2006 and August 31, 2005, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2 Summary of Significant Accounting Policies - (cont’d)

Foreign Currency Translations

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52. “Foreign Currency Translations”. Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at the average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency translations are included in results of operations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to SFAS, No. 109 “Accounting for Income Taxes”.

The FASB issued Statement Number 109 in Accounting for Income Taxes (“FASB 109”) which is effective for fiscal years beginning after December 15, 1992. FASB 109 requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2  Summary of Significant Accounting Policies - (cont’d)

Basic Loss Per Share

The Company computes loss per share in accordance with the SFAS No. 128, “Earnings Per Share” which requires presentation of both basic and diluted earning per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

Financial Instruments

The carrying value of accounts payable and accrued liabilities and due to related parties approximates fair value because of the short term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2   Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation - (cont’d)

year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company will present excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18 (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods and services as defined by EITF 96-18.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2   Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - (cont’d)

application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 2   Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - (cont’d)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3  Mineral Claims (unproven)

The Company has a 100% interest in an 18 unit metric mineral claim known as the SF claim located in the Tulameen Mining Division located 11 miles northwest of Princeton, British Columbia, Canada. The claim has not been proven to have a commercially viable reserve and therefore all costs for exploration and retaining the property has been expensed.

Note 4  Due to Related Parties

Amounts due to related parties are comprised of advances from to directors of the Company and are unsecured, do not bear interest and have no fixed repayment terms.

Note 5 Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of approximately $213,000, which commence expiring in 2026. Pursuant to SFAS No. 109, the Company is required to compute tax assets benefiting for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation are scheduled below.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006

Note 5 Income Taxes - (cont’d)

	August 31, 2006	August 31, 2005

Net loss	$ 44,122	$ 36,602
Statutory tax rate	35%	35%

Deferred tax asset	15,443	12,811
Valuation allowance	(15,443)	(12,811)

Net deferred tax asset	-	-

Note 6  Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:

	Year ended August 31, 2006	Year ended August 31, 2005	Sept. 24, 1998 (inception) to August 31, 2006

Management Fees	$ 6,000	$ 6,000	$ 48,000

Rent	4,200	4,200	33,600

Telephone	2,400	2,400	19,200

	$ 12,600	$ 12,600	$ 100,800