Form 10QSB
period 2006-11-30
STANFORD MANAGEMENT LTD
filed 2007-01-11
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of Company as specified in charter)

Delaware	98-0413066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

Suite 420 - 625 Howe Street
Vancouver, British Columbia, Canada	V6C 2T6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-719-8129

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

November 30, 2006: 2,385,500 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2006 and August 31, 2006	4

	Statement of Operations For the three months ended November 30, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to November 30, 2006	5

	Statement of Cash Flows For the three months ended November 30, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to November 30, 2006	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to November 30, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	17

ITEM 3.	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits and Reports on Form 8-K	26

	SIGNATURES.	27

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (a pre-exploration stage company) at November 30, 2006 (with comparative figures as at August 31, 2006) and the statement of operations for the three months ended November 30, 2006 and 2005 and the statement of cash flows for the three months ended November 30, 2006 and 2005 and for the period from September 24, 1998 (date of incorporation) to November 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
BALANCE SHEETS

LIABILITIES	November 30, 2006 (Unaudited)	August 31, 2006 (Audited)

Current Liabilities
Accounts payable and accrued liabilities	$ 53,367	$ 57,653
Due to related parties - Note 5	56,571	48,876

	109,938	106,529

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value
25,000,000 authorized
2,358,500 outstanding (August 31,2006: 2,385,500)	2,358	2,358
Additional paid in capital	3,092	3,092
Donated capital - Note 6	103,950	100,800
Deficit accumulated during the pre-exploration stage	(219,338)	(212,779)

	(109,938)	(106,529)

Total liabilities and stockholders’ deficiency	$ -	$ -

Going Concern Contingency (Note 2)

.The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2006	Three months ended November 30, 2005	Sept. 24, 1998 (Inception) to November 30, 2006
Expenses
Bank charges and interest	$ 576	$ 433	$ 6,273
Consulting	-	-	6,000
Exploration expenses	-	-	13,470
Filing fees	250	-	2,645
Management fees - Note 6	1,500	1,500	49,500
Office and general	83	27	9,516
Professional fees	2,500	1,750	66,459
Rent - Note 6	1,050	1,050	34,650
Telephone - Note 6	600	600	19,800
Transfer agent’s fees	-	-	11,025

Net loss	$ (6,559)	$ (5,360)	$ (219,338)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	2,358,500	2,358,500

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended November 30, 2006	Three months ended November 30, 2005	September 24, 1998 (Inception) to November 30, 2006
Cash flows from Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$ (6,559)	$ (5,360)	$ (219,338)
Donated services	3,150	3,150	103,950

Changes in non-cash working capital item

Accounts payable and
accrued liabilities	(4,286)	(2,790)	53,367

Cash used in operating activities	(7,695)	(5,000)	(62,021)

Cash flows from Financing Activities

Capital stock issued	-	-	5,450
Due to related parties	7,695	5,000	56,571

Cash provided by financing activities	7,695	5,000	62,021

Change in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to November 30, 2006
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Pre- exploration Stage	Total
Capital stock issued
For cash - at $0.001	2,015,000	$ 2,015	$ -		$ -	$ 2,015
- at $0.01	343,500	343	3,092		-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	2,358,500	2,358	3,092	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	2,358,500	2,358	3,092	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	2,358,500	2,358	3,092	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	2,358,500	2,358	3,092	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	2,358,500	2,358	3,092	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	2,358,500	2,358	3,092	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	2,235,500	2,358	3,092	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	2,358,500	2,358	3,092	100,800	(212,779)	(106,529)
Donated capital	-	-	-	3,150	-	3,150
Net loss for the year	-	-	-	-	(6,559)	(6,559)

Balance, Nov 30, 2006	2,358,500	$ 2,358	$ 107,042	$103,950	$ (219,338)	$ (109,938)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 1  Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2006 annual financial statements.

Note 2  Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the pre-exploration stage. The Company has staked a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from a capitalized property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $219,338 since inception and at November 30, 2006 has a working capital deficiency totalling $109,938. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 5.

The Company has recently completed a form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with a planned prospectus offering of up to 1,000,000 shares of the Company’s common stock at a price of $0.20.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 3  Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with the Financial Accounting Standards Board (“FASB”) Statement No. 7, and SEC Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

The Company has been in the pre-exploration stage since its formation on September 24, 1998 and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition cost are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the cost incurred to develop such property are capitalized.

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of November 30, 2006 and August 31, 2006, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

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

The FASB issued Statement Number 109 in Accounting for Income Taxes (“FASB 109”) which is effective for fiscal years beginning after December 15, 1992. FASB 109 requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of FAS 109, deferred

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Income Taxes - Continued

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

Financial Instruments

The carrying value of accounts payable and accrued liabilities and due to related parties approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation - (cont’d)

Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company will present excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows.

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

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation - (cont’d)

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS NO. 157 “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have a material impact on its financial position and results of operations.

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
November 30, 2006
(Unaudited)

Note 4  Mineral Claims (unproven)

The Company has a 100% interest in an 18 unit metric mineral claim known as the SF claim located in the Tulameen Mining Division located 11 miles northwest of Princeton, British Columbia, Canada. The claim has not been proven to have a commercially viable reserve and therefore all costs for exploration and retaining the property has been expensed.

Note 5  Due to Related Parties

Amounts due to related parties are comprised of advances from directors of the Company and are unsecured, do not bear interest and have no fixed repayment terms.

Note 8  Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:

	Three months ended Nov 30, 2006	Three months ended Nov 30, 2005	Sept. 24, 1998 (inception) to Nov 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Management fees	$ 1,500	$ 1,500	$ 49,500

Rent	1,050	1,050	34,650

Telephone	600	600	19,800

	$ 3,150	$ 3,150	$ 103,950

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Stanford Management Ltd. (“Stanford”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Stanford presently has minimal day-to-day operations; mainly comprising the maintaining of the Stanford claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Stanford has ownership interest in the mineral rights on the claim called the “SF” claim. Stanford is considered a “pre-exploration stage company” since there is no assurance that a commercially viable mineral deposit, a reserve, exists on the SF claim until appropriate exploration work is done and a comprehensive study based on such work concluded legal and economic feasibility.

A reserve is, defined as by Industry Guide 7, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” (a natural occurrence of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either “proven” or “probable” and are defined as follows:

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves is well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used in proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Stanford was incorporated under the laws of the State of Delaware on September 24, 1998. Currently Stanford has three directors, Glen Macdonald, William Nielsen and Vera McCullough.

Stanford acquired on January 12, 2001 a 100% interest in the mineral rights to the “SF” claim, which will be explored for gold, platinum or other commercial minerals such as zeolite and bentonite. Stanford acquired these rights to the SF claim by “staking”. The land is owned by the crown; being the Province of British Columbia, who granted the mineral rights for a twelve month period. Every twelve months either work has to be done on the SF claim or cash paid in lieu to extend the rights to the minerals. The mineral rights to the SF claim will expire on January 12, 2007 unless a minimum of $3,510 is spent on exploration work or cash is paid in lieu of exploration work to the Ministry of Mines and Energy for the Province of British Columbia. Stanford does not have ownership to the land itself; only to the mineral rights thereon.

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $219,338. To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the SF claim in good standing.

The plan of operations during the next twelve months will be to maintain the SF claim in good standing with the Province of British Columbia and meet its filing requirements. Presently Stanford does not have the funds to consider any additional mineral claims.

Management estimates that a minimum of $21,734 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,250), auditing ($9,500), Edgar fees ($1,100), filing fees to maintain Stanford in good standing with the State of Delaware and payment to Stanford’s registrant ($374), exploration activities on the SF claim ($3,510), office and miscellaneous ($700), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent, including interest ($1,800). The above noted figure does not include amounts owed to third party creditors in the amount of $53,367 as at November 30, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $75,101. At present Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The SF claim

Stanford has a 100% interest in an 18 unit metric mineral claim known as the SF claim which is located in the Tulameen Mining Division located 11 miles northwest of Princeton, British Columbia, Canada.

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

LAND TENURE

Consisting of an 18 unit four-post claim extending 1.8 miles in the north-south direction by 0.9 miles east-west and totaling 1,109 acres, the SF mineral claim was staked on January 12, 2001. The claim tenure number is 383391, tag number 240871 and the anniversary date is January 12, 2007. It should be noted the SF claim confers the right to explore for precious and base metals in lode form and certain industrial minerals. Coal, as well as placer minerals, are issued under separate licenses and therefore are not owned by Stanford.

Stanford has the rights to the mineral on the SF claim other than placer minerals and coal. In other words, Stanford has the rights to explore for minerals below the surface but cannot extract minerals found on the surface of the SF claim. Under the Mineral Tenure Act of British Columbia, Stanford would have to stake the SF claim for placer minerals. Once this staking is completed Stanford could use either panning or sluicing to extract minerals from Collins Gulch Creek which flows through the claim. If Stanford only had the placer claim rights then production would be limited to 2,000 cubic metres of paydirt each year. Under a placer lease, which is a higher form of tenure than a claim, there is no production limit and the issue lease cannot be challenged under the Mineral Tenure Act. Title to a lease is therefore only issued when the ground and title to be held by the leasehold has been verified to a higher standard than that required of a claim. This is achieved by means of a survey. Components of the survey are:

-	conduct the historical research to determine those titles which may affect the ground to be acquired by the lease;

-	Verification of the legal posts of those titles on the ground; and

-	produce a survey plan from the collected data.

The majority of the SF claim has not been staked for placer minerals and does not contain a placer lease over the claim. Until Stanford has completed its initial exploration work on the SF claim, no decision will be made to stake the claim for placer minerals and no survey will be undertaken to obtain a placer lease.

Presently Stanford has ownership interest in the mineral rights to one mineral claim: the SF claim. As is custom in the Province of British Columbia, Stanford does not actually own the land itself; only the mineral rights thereto. The ownership interest in the land is held by the Province of British Columbia. Having “staked” the mineral claim in January 2001, Stanford has the rights to the minerals thereon for a period of one year from the date of staking. The actual cost of staking the SF was $1,381 which maintained the mineral claim in good standing until January 12, 2002. The geological report cost Stanford $1,531. The cost of exploration for January and June 2002 was $1,282 and soil sampling analysis was $500. The exploration costs for November 2003 was $1,544. The exploration cost for 2004 and 2005 were $3,510 and $3,722 respectively.

To date Stanford has realized no revenue from the SF claim and it will take an unknown number of years of exploration to be able to identify a commercially viable ore reserve, if any. An exploration program of any size will require additional capital which presently Stanford does not have. Its ability to raise funds might be limited as more fully described under “Risk Factor - 2” on page 8.

If Stanford is unable to find minerals during its exploration of the SF claim group, it will seek out other mineral properties of merit. In the meantime, the SF claim comprises 1,109 acres and allows for a number of exploration programs within the claim group. No specific mineralization has yet been identified by Stanford on the SF claim. Stanford has not identified any other mineral properties to date for future exploration work. Nevertheless, the corporate objective is to acquire other mineral properties in the event that the SF claim does not prove to have commercially viable ore reserve on it.

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

Since inception, Stanford has incurred losses and has an accumulative deficit of $219,338 as at November 30, 2006. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit. Stanford’s ultimate success in fully implementing its mineral exploration program on the SF claim is dependent on its ability to raise additional capital. New investors should carefully consider whether they wish to invest in a company who has incurred continual losses since its inception and may never be able to reverse this trend.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Stanford’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Stanford’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Stanford’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Stanford’s internal controls or in other factors that could materially affect Stanford’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Stanford is a party or to which its mineral claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

1. Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.2	Articles of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 23, 2006)

1.3	By-laws (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4    Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LTD.
(Registrant)

GLEN MACDONALD
Glen Macdonald
Chief Executive Officer
President and Director

Dated: January 10, 2007

VERA MCCULLOUGH
Vera McCullough
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 10, 2007