Form 10QSB
period 2007-02-28
STANFORD MANAGEMENT LTD
filed 2007-03-26
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0413066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 420 - 625 Howe Street, Vancouver, B.C., Canada, V6C 2T6
(Address of principal executive offices)

1 - 604 -719-8129
(Issuer’s telephone number)

n/a
(Former name, former address, and former fiscal year, if changed since last report)

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

February 28, 2007: 2,385,500 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2007 and August 31, 2006	4

	Statement of Operations For the three and six months ended February 28, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to February 28, 2007	5

	Statement of Cash Flows For the six months ended February 28, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to February 28, 2007	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to February 28, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	17

ITEM 3.	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits and Reports on Form 8-K	26

	SIGNATURES.	27

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (a pre-exploration stage company) at February 28, 2007 (with comparative figures as at August 31, 2006) and the statement of operations for the three and six months ended February 28, 2007 and 2006 and the statement of cash flows for the three months ended February 28, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to February 28, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended February 28, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
BALANCE SHEETS

LIABILITIES	February 28, 2007 (Unaudited)	August 31, 2006 (Audited)

Current Liabilities
Accounts payable and accrued liabilities	$ 58,810	$ 57,653
Due to related parties - Note 5	63,171	48,876

	121,981	106,529

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value
25,000,000 authorized
2,358,500 outstanding (August 31,2006: 2,385,500)	2,358	2,358
Additional paid in capital	3,092	3,092
Donated capital - Note 6	107,100	100,800
Deficit accumulated during the pre-exploration stage	(234,531)	(212,779)

	(121,981)	(106,529)

Total liabilities and stockholders’ deficiency	$ -	$ -

Going Concern Contingency (Note 2)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28, 2007	Three months Ended February 28, 2006	Six months ended February 28, 2007	Six months ended February 28, 2006	Sept. 24, 1998 (Inception) to February 28, 2007
Expenses
Bank charges and interest	$ 603	$ 452	$ 1,179	$ 885	$ 6,876
Consulting	-	-	-	-	6,000
Edgar filing fees	1,000	-	1,250	-	1,250
Exploration expenses	2,150	3,722	2,150	3,722	15,620
Filing fees	-	-	-	-	2,395
Management fees - Note 8	1,500	1,500	3,000	3,000	51,000
Office and general	-	184	83	211	9,516
Professional fees	8,290	9,081	10,790	10,831	74,749
Rent - Note 8	1,050	1,050	2,100	2,100	35,700
Telephone - Note 8	600	600	1,200	1,200	20,400
Transfer agent’s fees	-	-	-	-	11,025

Net loss	$ (15,193)	$ (16,589)	$ (21,752)	$(21,949)	$(234,531)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	2,358,500	2,358,500	2,358,500	2,358,500

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28, 2007	Six months ended February 28, 2006	September 24, 1998 (Inception) To February 28, 2007
Cash flows from Operating Activities
Adjustment to reconcile net loss to net cash Used in operating activities:
Net loss	$ (21,752)	$ (21,949)	$ (234,531)
Donated services	6,300	6,300	107,100

Changes in non-cash working capital item

Accounts payable and
accrued liabilities	1,157	(1,059)	58,810

Cash used in operating activities	(14,295)	(16,708)	(68,621)

Cash flows from Financing Activities

Capital stock issued	-	-	5,450
Due to related parties	14,295	16,708	63,171

Cash provided by financing activities	14,295	16,708	68,621

Change in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to February 28, 2007
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Pre- exploration Stage	Total
Capital stock issued
For cash - at $0.001	2,015,000	$ 2,015	$ -	$ -	$ -	$ 2,015
- at $0.01	343,500	343	3,092	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	2,358,500	2,358	3,092	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	2,358,500	2,358	3,092	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	2,358,500	2,358	3,092	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	2,358,500	2,358	3,092	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	2,358,500	2,358	3,092	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	2,358,500	2,358	3,092	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	2,235,500	2,358	3,092	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	2,358,500	2,358	3,092	100,800	(212,779)	(106,529)
Donated capital	-	-	-	6,300	-	6,300
Net loss for the period	-	-	-	-	(21,752)	(21,752)

Balance, Feb 28, 2007	2,358,500	$ 2,358	$ 3,092	$ 107,100	$ (234,531)	$ (121,981)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 1  Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2006 annual financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $234,531 since inception and at February 28, 2007 has a working capital deficiency totalling $121,981. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 5.

The Company has recently completed a form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with a planned prospectus offering of up to 1,000,000 shares of the Company’s common stock at a price of $0.20.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
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

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 28, 2007 and August 31, 2006, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
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

The FASB issued Statement Number 109 in Accounting for Income Taxes (“FASB 109”) which is effective for fiscal years beginning after December 15, 1992. FASB 109 requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of FAS 109, deferred

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Febraury 28, 2007
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

Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
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
February 28, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation - (cont’d)

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - Continued

Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 4  Mineral Claims (unproven)

The Company has a 100% interest in an 18 unit metric mineral claim known as the SF claim located in the Tulameen Mining Division located 11 miles northwest of Princeton, British Columbia, Canada. The claim has not been proven to have a commercially viable reserve and therefore all costs for exploration and retaining the property have been expensed.

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

Note 8  Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:
	Six months ended Feb 28, 2007	Six months ended Feb 28, 2006	Sept. 24, 1998 (inception) to Feb 28, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Management fees	$ 3,000	$ 3,000	$ 51,000

Rent	2,100	2,100	35,700

Telephone	1,200	1,200	20,400

	$ 6,300	$ 6,300	$ 107,100

Note 9	Subsequent Events

On March 9, 2007, at the Annual Meeting of Stockholders a Resolution was approved whereby the authorized share capital was increased from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

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

Stanford acquired on January 12, 2001 a 100% interest in the mineral rights to the “SF” claim, which will be explored for gold, platinum or other commercial minerals such as zeolite and bentonite. Stanford acquired these rights to the SF claim by “staking”. The land is owned by the crown; being the Province of British Columbia, who granted the mineral rights for a twelve month period. Every twelve months either work has to be done on the SF claim or cash paid in lieu to extend the rights to the minerals. The mineral rights to the SF claim will expire on January 12, 2008 unless a minimum of $3,510 is spent on exploration work or cash is paid in lieu of exploration work to the Ministry of Mines and Energy for the Province of British Columbia. Stanford does not have ownership to the land itself; only to the mineral rights thereon.

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $234,531. To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the SF claim in good standing.

The plan of operations during the next twelve months will be to maintain the SF claim in good standing with the Province of British Columbia and meet its filing requirements. Presently Stanford does not have the funds to consider any additional mineral claims.

Management estimates that a minimum of $27,935 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,750), auditing and accounting ($13,250), Edgar fees ($1,250), filing fees to maintain Stanford in good standing with the State of Delaware and payment to Stanford’s registrant ($375), exploration activities on the SF claim ($3,510), office and miscellaneous ($700), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent, including interest ($2,400). The above noted figure does not include amounts owed to third party creditors in the amount of $58,810 as at February 28, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $86,745. At present Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

LAND TENURE

Consisting of an 18 unit four-post claim extending 1.8 miles in the north-south direction by 0.9 miles east-west and totaling 1,109 acres, the SF mineral claim was staked on January 12, 2001. The claim tenure number is 383391, tag number 240871 and the anniversary date is January 12, 2008. It should be noted the SF claim confers the right to explore for precious and base metals in lode form and certain industrial minerals. Coal, as well as placer minerals, are issued under separate licenses and therefore are not owned by Stanford.

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

Presently Stanford has ownership interest in the mineral rights to one mineral claim: the SF claim. As is custom in the Province of British Columbia, Stanford does not actually own the land itself; only the mineral rights thereto. The ownership interest in the land is held by the Province of British Columbia. Having “staked” the mineral claim in January 2001, Stanford has the rights to the minerals thereon for a period of one year from the date of staking. The actual cost of staking the SF was $1,381 which maintained the mineral claim in good standing until January 12, 2002. The geological report cost Stanford $1,531. The cost of exploration for January and June 2002 was $1,282 and soil sampling analysis was $500. The exploration costs for November 2003 was $1,544. The exploration cost for 2004 and 2005 were $3,510 and $3,722 respectively. Exploration costs for 2006-2007 were $2,150 U.S. dollars.

To date Stanford has realized no revenue from the SF claim and it will take an unknown number of years of exploration to be able to identify a commercially viable ore reserve, if any. An exploration program of any size will require additional capital which presently Stanford does not have. Its ability to raise funds might be limited as more fully described under “Risk Factor - 2” on page 18.

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

Originally all shares were sold for $0.001 per share; a price considerably below the Offering price under its effective prospectus. With this type of discrepancy, it might be difficult for Stanford to attract new investors who might not wish to contribute the majority of the money to Stanford for a considerably lesser number of shares. With this fact in mind, new investors should consider that if, and when, Stanford’s shares are quoted on an exchange the existing shareholders could commence selling their shares at prices substantially below the Offering price herein and still make a profit.

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

Since inception, Stanford has incurred losses and has an accumulative deficit of $234,531 as at February 28, 2007. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit. Stanford’s ultimate success in fully implementing its mineral exploration program on the SF claim is dependent on its ability to raise additional capital. New investors should carefully consider whether they wish to invest in a company who has incurred continual losses since its inception and may never be able to reverse this trend.

4.	The auditors have examined the financial statements based on Stanford being a going concern but have substantial doubt that it will be able to continue as a going concern.

Stanford’s auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements for the year ended August 31, 2006, have stated in their audit report the following:

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

There has been no significant exploration activity on the SF claim in recent years, except for limited exploration during 2002 by Stanford to maintain the claim in good standing until 2007, and soil samples taken in 2006-2007 to maintain the claim in good standing until 2008. Without a detailed work program being undertaken on the SF claim, no ore reserve has been identified, and may never be identified, and no other exploration company or entity has made an offer to purchase, lease or engage in any other transaction, such as a joint venture, with respect to the SF claim. Although Stanford incurred only nominal expenses to preserve its ownership and maintain the SF claim in good standing with the Ministry, it has received no revenue or other income from the SF claim.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on March 9, 2007 the shareholders approved the following Resolutions:

1.	The appointment of Glen Macdonald, Vera McCullough and William Nieslen as directors;
2.	The appointment of Dale Matheson Carr-Hilton Lebonte as auditors for the ensuring year;
3.	The increase in the authorized share capital from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

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

Dated: March 26, 2007