Form 10QSB
period 2007-03-31
STANFORD MANAGEMENT LTD
filed 2007-07-06
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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

June 30, 2007: 2,385,500 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (a pre-exploration stage company) at May 31, 2007 (with comparative figures as at August 31, 2006) and the statement of operations for the three and nine months ended May 31, 2007 and 2006 and the statement of cash flows for the nine months ended May 31, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to May 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended May 31, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
BALANCE SHEETS

ASSETS	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)

Cash	$ 50,000	$ -

Total Assets	$ 50,000	$ -

Current Liabilities
Accounts payable and accrued liabilities	$ 61,839	$ 57,653
Due to related parties (Note 5)	65,171	48,876

	127,010	106,529

Going Concern Contingency (Note 2)

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value (Note 6)
500,000,000 authorized (August 31, 2006: 25,000,000)
2,358,500 outstanding (August 31,2006: 2,385,500)	2,358	2,358
Subscriptions received in advance (Note 8)	50,000	-
Additional paid in capital	3,092	3,092
Donated capital (Note 7)	110,250	100,800
Deficit accumulated during the pre-exploration stage	(242,710)	(212,779)

	(77,010)	(106,529)

Total liabilities and stockholders’ deficiency	$ 50,000	$ -

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2007	Three months Ended May 31, 2006	Nine months ended May 31, 2007	Nine months ended May 31, 2006	Sept. 24, 1998 (Inception) to May 31, 2007
Expenses
Bank charges and interest	$ 667	$ 509	$ 1,846	$ 1,395	$ 7,543
Consulting	-	-	-	-	6,000
Edgar filing fees	250	-	1,500	-	1,500
Exploration expenses	-	-	2,150	3,722	15,620
Filing fees	215	-	215	-	2,610
Management fees (Note 7)	1,500	1,500	4,500	4,500	52,500
Office and general (recovery)	(43)	102	40	312	9,473
Professional fees	2,740	2,370	13,530	13,201	77,489
Rent (Note 7)	1,050	1,050	3,150	3,150	36,750
Telephone (Note 7)	600	600	1,800	1,800	21,000
Transfer agent’s fees	1,200	1,200	1,200	1,200	12,225

Net loss	$ (8,179)	$ (7,331)	$ (29,931)	$(29,280)	$(242,710)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	2,358,500	2,358,500	2,358,500	2,358,500

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31, 2007	Nine months ended May 31, 2006	September 24, 1998 (Inception) To May 31, 2007
Cash flows from Operating Activities
Adjustment to reconcile net loss to net cash Used in operating activities:
Net loss	$ (29,931)	$ (29,280)	$ (242,710)
Donated services	9,450	9,450	110,250

Changes in non-cash working capital item

Accounts payable and
accrued liabilities	4,186	3,020	61,839

Cash used in operating activities	16,295	(16,810)	(70,621)

Cash flows from Financing Activities

Subscriptions received in advance	50,000	-	50,000
Capital stock issued	-	-	5,450
Due to related parties	16,295	16,810	65,171

Cash provided by financing activities	66,295	16,810	120,621

Change in cash during the period	50,000	-	50,000

Cash, beginning of the period	-	-	-

Cash on hand, end of the period	$ 50,000	$ -	$ 50,000

Supplemental disclosure of cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to May 31, 2007
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Pre- exploration Stage	Total
Capital stock issued
For cash - at $0.001	2,015,000	$ 2,015	$ -	$ -	$ -	$ 2,015
- at $0.01	343,500	343	3,092	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	2,358,500	2,358	3,092	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	2,358,500	2,358	3,092	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	2,358,500	2,358	3,092	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	2,358,500	2,358	3,092	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	2,358,500	2,358	3,092	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	2,358,500	2,358	3,092	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	2,235,500	2,358	3,092	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	2,358,500	2,358	3,092	100,800	(212,779)	(106,529)
Donated capital	-	-	-	9,450	-	9,450
Net loss for the period	-	-	-	-	(29,931)	(29,931)

Balance, May 31, 2007	2,358,500	$ 2,358	$ 3,092	$ 110,250	$ (242,710)	$ (127,010)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

Note 1  Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2006 annual financial statements and the interim filing statements for the nine months ended May 31, 2006.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $242,710 since inception and at May 31, 2007 has a working capital deficiency totalling $77,010. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 5.

The Company has recently completed a form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with a planned prospectus offering of up to 1,000,000 shares of the Company’s common stock at a price of $0.20 (Note 8).

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
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

Pre-exploration Stage Company

The Company complies with the Financial Accounting Standards Board (“FASB”) Statement No. 7, and SEC Act Guide 7 for its characterization of the Company as a development stage company.

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

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2007 and August 31, 2006, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
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
May 31, 2007
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
May 31, 2007
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
May 31, 2007
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
May 31, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements (cont’d)

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

Note 6  Share Capital

On March 9, 2007, at the Annual Meeting of Stockholders a Resolution was approved whereby the authorized share capital was increased from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

STANFORD MANAGEMENT LTD.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

Note 7  Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:
	Nine months ended May 31, 2007	Nine months ended May 31, 2006	Sept. 24, 1998 (inception) to May 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Management fees	$ 4,500	$ 4,500	$ 52,500

Rent	3,150	3,150	36,750

Telephone	1,800	1,800	21,000

	$ 9,450	$ 9,450	$ 110,250

Note 8. Subsequent Events

During the period ended May 31, 2007, the Company received subscriptions from investors in the amount of 250,000 shares at a price of $0.20 per share for a total of $50,000. The shares were issued on June 13, 2007.

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

Stanford acquired on January 12, 2001 a 100% interest in the mineral rights to the “SF” claim, which will be explored for gold, platinum or other commercial minerals such as zeolite and bentonite. Stanford acquired these rights to the SF claim by “staking”. The land is owned by the crown; being the Province of British Columbia, who granted the mineral rights for a twelve month period. Every twelve months either work has to be done on the SF claim or cash paid in lieu to extend the rights to the minerals. The mineral rights to the SF claim will expire on December 4, 2007 unless a minimum of $3,510 is spent on exploration work or cash is paid in lieu of exploration work to the Ministry of Mines and Energy for the Province of British Columbia. Stanford does not have ownership to the land itself; only to the mineral rights thereon.

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $242,710. To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the SF claim in good standing.

The plan of operations during the next twelve months will be to maintain the SF claim in good standing with the Province of British Columbia and meet its filing requirements. Presently Stanford does not have the funds to consider any additional mineral claims.

Management estimates that a minimum of $25,335 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,750), auditing and accounting ($13,250), Edgar fees ($1,250), filing fees to maintain Stanford in good standing with the State of Delaware and payment to Stanford’s registrant ($375), exploration activities on the SF claim ($3,510), office and miscellaneous ($1,000), annual general meeting mail costs, holding of meeting, etc. ($1,200) and payments to the transfer agent. The above noted figure does not include amounts owed to third party creditors in the amount of $61,839 as at May 31, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $87,174. At present Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore will be required to either sell shares in its capital stock or obtain further advances from its director. Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

LAND TENURE

Consisting of an 18 unit four-post claim extending 1.8 miles in the north-south direction by 0.9 miles east-west and totalling 1,109 acres, the SF mineral claim was staked on January 12, 2001. The claim tenure number is 564479, tag number 240871 and the anniversary date is December 4, 2007. It should be noted the SF claim confers the right to explore for precious and base metals in lode form and certain industrial minerals. Coal, as well as placer minerals, are issued under separate licenses and therefore are not owned by Stanford.

Stanford has the rights to the mineral on the SF claim other than placer minerals and coal. In other words, Stanford has the rights to explore for minerals below the surface but cannot extract minerals found on the surface of the SF claim. Under the Mineral Tenure Act of British Columbia, Stanford would have to stake the SF claim for placer minerals. Once this staking is completed Stanford could use either panning or sluicing to extract minerals from Collins Gulch Creek which flows through the claim. If Stanford only had the placer claim rights then production would be limited to 2,000 cubic metres of pay dirt each year. Under a placer lease, which is a higher form of tenure than a claim, there is no production limit and the issue lease cannot be challenged under the Mineral Tenure Act. Title to a lease is therefore only issued when the ground and title to be held by the leasehold has been verified to a higher standard than that required of a claim. This is achieved by means of a survey. Components of the survey are:

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

1	If Stanford has raised only $50,000 from subscribers under its registration statement, therefore there are not be sufficient funds to allow it to continue in business.

With only $50,000 raised in subscriptions, the working capital position is a negative of $77,010. Even with the related parties not being paid any money from this offering there is still a negative working capital position of $11,839. There is not any other money available to pay any other future debt obligations as they became due and payable. Being the case, Stanford will have to raise more money from either the issuance of additional treasury shares or by way of loans from its directors and officers.

2. Stanford’s share price will be subject to the Penny Stock Rule which will result in any broker-dealer involved in Stanford’s shares having increased administrative responsibilities which will have a negative effect on both Stanford’s ability to raise funds and an investor’s ability to purchase or sell his shares.

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

Since inception, Stanford has incurred losses and has an accumulative deficit of $242,710 as at May 31, 2007. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit. Stanford’s ultimate success in fully implementing its mineral exploration program on the SF claim is dependent on its ability to raise additional capital. New investors should carefully consider whether they wish to invest in a company who has incurred continual losses since its inception and may never be able to reverse this trend.

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

6.
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

7.	No matter how much money is spent on exploring the SF claim there may never be an ore reserve found.

No matter how much Stanford spends on exploration activities it may never discover a commercially viable quantity of ore on the SF claim. Most exploration activities do not result in the discovery of commercially mineable deposits of ore. In fact, it is extremely remote that a mineral property will become a producing mine.

8.	The uncertainty of the topography of the SF claim will have an effect on the future cost of any exploration activities.

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

9. Title to the SF claim is not held in the name of Stanford.

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

10.	The SF claim has never been surveyed and the exact boundaries of the claim are uncertain.

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

11. Weather will affect the exploration activities on the SF claim.

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

12	Stanford does not have the rights to placer minerals on the SF claim.

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

13.	The President of Stanford has clients and is a director of other companies in the exploration industry which might result in a conflict of interest.

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

14.	With only the President of Stanford having any exploration experience, Stanford might have to rely upon outside consultants to assist in the exploration of the SF claim.

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

15.	Stanford has entered into Indemnity Agreements with its officers and directors which could result in substantial expenditures and maybe monetary damages as a result of their actions.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period Stanford received subscriptions in the amount of 250,000 shares at price of $0.20 per share for a total consideration of $50,000. The money was deposited into Stanford’s bank account on June 5, 2007.

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
3.
The increase in the authorized share capital from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share (approved by the Secretary of State of Delaware on March 21, 2007).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included by reference:

1.	Certificate of Incorporation, Articles of Incorporation and By-laws:

1.1	Certificate of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.2	Articles of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.3	By-laws (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

(b)  Exhibit included in this Form 10Q-SB:

99.1	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer

99.3	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LTD.
(Registrant)

GLEN MACDONALD
Glen Macdonald
Chief Executive Officer
President and Director

Dated: July 3, 2007

VERA McCULLOUGH
Vera McCullough
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: July 3, 2007