Form 10QSB/A
period 2007-05-31
STANFORD MANAGEMENT LTD
filed 2007-08-14
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSBA

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number: 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0413066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 42- - 625 Howe Street, Vancouver, B. C. Canada, V6C 2T6
(Address of principal executive offices)

1 - 604 - 719 - 8129
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

August 13, 2007: 2,608,500 common shares

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

Going Concern Contingency (Note 2)

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value (Note 6)
500,000,000 authorized (August 31, 2006: 25,000,000)
2,358,500 outstanding (August 31,2006: 2,358,500)	2,358	2,358
Subscriptions received in advance (Note 8)	50,000	-
Additional paid in capital	3,092	3,092
Donated capital (Note 7)	110,250	100,800
Deficit accumulated during the pre-exploration stage	(242,710)	(212,779)

	(77,010)	(106,529)

Total liabilities and stockholders’ deficiency	$ 50,000	$ -

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
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Pre- exploration Stage	Total
Capital stock issued
For cash - at $0.001	2,015,000	$ 2,015	$ -	$ -	$ -	$ 2,015
- at $0.01	343,500	343	3,092	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	2,358,500	2,358	3,092	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	2,358,500	2,358	3,092	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	2,358,500	2,358	3,092	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	2,358,500	2,358	3,092	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	2,358,500	2,358	3,092	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	2,358,500	2,358	3,092	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	2,358,500	2,358	3,092	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	2,358,500	2,358	3,092	100,800	(212,779)	(106,529)
Donated capital	-	-	-	9,450	-	9,450
Net loss for the period	-	-	-	-	(29,931)	(29,931)

Balance, May 31, 2007	2,358,500	$ 2,358	$ 3,092	$ 110,250	$ (242,710)	$ (127,010)

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

To date Stanford has realized no revenue from the SF claim and it will take an unknown number of years of exploration to be able to identify a commercially viable ore reserve, if any. An exploration program of any size will require additional capital which presently Stanford does not have. Its ability to raise funds might be limited as more fully described under “Risk Factor - 2” on page 19.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Stanford’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Stanford’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSBA (the “Evaluation Date”), have concluded that as of the Evaluation Date, Stanford’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSBA was being prepared.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period Stanford received subscriptions in the amount of 250,000 shares at a price of $0.20 per share for a total consideration of $50,000. The money was deposited into Stanford’s bank account on June 5, 2007.

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

Dated: August 13, 2007

VERA McCULLOUGH
Vera McCullough
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: August 13, 2007