Form 10KSB
period 2007-08-31
STANFORD MANAGEMENT LTD
filed 2007-11-15
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended : August 31, 2007

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

As at August 31, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2007, Stanford has 52,170,000 post-split shares of common stock issued and outstanding.

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

Stanford has ownership interest in the mineral rights on the claim called the “SF” claim. During the next several years, Stanford will explore the SF claim. Stanford is considered a “exploration stage company” since there is no assurance that a commercially viable mineral deposit, a reserve, exists on the SF claim until appropriate exploration work is done and a comprehensive study based upon such work has concluded legal and economic feasibility.

A reserve is part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

Stanford acquired on January 12, 2001 a 100% interest in the mineral rights to the “SF” claim, which will be explored for gold, platinum or other commercial minerals such as zeolite and bentonite. Stanford acquired these rights to the SF claim by “staking” (refer to “History of the SF Claim” on page 11 for a definition of staking). The land is owned by the Crown; being the Province of British Columbia, who granted the mineral rights for a twelve month period to Stanford once the staking has occurred and been filed with the Gold Commissioner’s Office, except for placer and coal rights. Every twelve months either work has to be done on the SF claim or cash paid in lieu to extend the rights to the minerals. The mineral rights to the SF claim will expire on December 4, 2007 unless a minimum of $3,200 is spent on exploration work or cash is paid in lieu of exploration work to the Ministry of Mines and Energy for the Province of British Columbia (the “Ministry”). Stanford does not have ownership to the land itself; only to the mineral rights thereon.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

1	If Stanford has raised only $50,000 from subscribers under its registration statement, therefore there are not sufficient funds to allow it to continue in business.

With only $50,000 raised in subscriptions, the working capital position is a negative of $81,601. Even with the related parties not being paid any money from this offering there is still a negative working capital position of $15,935. There is not any other money available to pay any other future debt obligations as they became due and payable. Being the case, Stanford will have to raise more money from either the issuance of additional treasury shares or by way of loans from its directors and officers.

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

Since inception, Stanford has incurred losses and has an accumulative deficit of $250,451 as at August 31, 2007. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit. Stanford’s ultimate success in fully implementing its mineral exploration program on the SF claim is dependent on its ability to raise additional capital.

4.	The auditors have examined the financial statements based on Stanford being a going concern but have substantial doubt that it will be able to continue as a going concern.

Stanford’s auditors, Dale Matheson Carr-Hilton LaBonte LLP in the audited financial statements for the year ended August 31, 2007, have stated in their audit report the following:

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

Stanford has not obtained the lease for placer minerals on the SF claim. Placer minerals, often being gold, silver, platinum, gemstones or other heavy minerals of value, are located in gravel or ground and are extracted by the use of water, by sluicing, hydraulicking, etc. Under the Titles Division of the Ministry, a separate application for a lease of placer minerals must be obtained. Under the regulations of the Ministry, a lease is a higher form of tenure than a claim. There is no production limit on a lease (placer claims have a production limit of 2,000 cubic metres of paydirt per year), and the issued lease cannot be challenged under the Mineral Tenure Act. Title to a lease is therefore only issued when the ground and title to be held by the leasehold has been verified to a higher standard than required for a claim. This is achieved by means of a survey. Components of the survey process are:

●	conduct the historical research to determine those titles which may affect the ground to be acquired by the lease;

●	verification of the legal posts of those titles on the ground; and

●	Produce a survey plan from the collected data.

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

Success in the initial phase would entail a follow-up program and subsequent budgeting. The cost of Phase II has been estimated at $50,000.

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

December 2006

Stanford engaged the services of Kokanee Placer Ltd. to undertake certain work on the SF claim in order to maintain it in good standing until December 4, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 9, 2007, Stanford held its Annual General Meeting of Stockholders whereby the following resolutions were passed by the shareholders:

The election of Glen Macdonald, Vera McCullough and William Nielsen as directors of the Company for the ensuing year.

The appointment of Dale Matheson Carr-Hilton LaBonte as independent accountants for the fiscal year ended August 31, 2007.

The change in the authorized share capital from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share and the amendment to Article Fourth of the Certificate of Incorporation which now reads: “Five Hundred Million (500,000,000) shares with a par value of One Mil ($0.001) per share, amount to Five Hundred Thousand Dollars ($500,000).”

In a subsequent directors meeting the following officers were appointed:

Glen Macdonald	Chief Executive Officer and President
William Nielsen	Chief Financial Officer and Chief Accounting Officer
Vera Macdonald	Secretary Treasurer

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Stanford’s common stock.

On August 27, 2007, FINRA (Financial Industry Regulatory Authority) pursuant to NASD Rule 6640 and Rule 15c-2-11 under the Securities Exchange Act of 1934 cleared Stanford’s request for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.

Since its inception, Stanford has not paid any dividends on its common stock, and Stanford does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2007 Stanford had 62 shareholders; one of these shareholders is an officer and director of Stanford.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Stanford. The number of shares presently subject to Rule 144 is 8,000,000 post-split shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is 471,700 post-split shares. The 8,000,000 post-split shares, mentioned above, are the only shares issued by Stanford which are restricted. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Stanford.

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share. The Company has completed one Regulation D offering of 47,710,000 post-split shares of its capital stock for $5,450. As at August 31, 2007 there were a total of 47,710,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2007, the Company had $26,275 in cash and liabilities of $107,876. The liabilities of $42,210 owed to general creditors are as follows: auditors - $5,000, internal accountant - $32,513 and office - $4,697. The amount owed to related parties of $65,666 is non-interest bearing and has no fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 20,780
Bank charges and interest	ii	1,877
Edgarizing	iii	2,050
Exploration and filing fees	iv	2,150
Filing fees and franchise taxes	v	559
Legal	vi	2,620
Management fees	vii	6,000
Office	viii	2,033
Rent	ix	4,200
Telephone	x	2,400
Transfer agent's fees and interest	xi	1,592
Total expenses		$ 46,261

i. The Company has paid its former auditors, Amisano Hanson, $1,600 for work on its SB-2A. Its current auditor, Dale Matheson Carr-Hilton LaBonte LLP has been paid $8,430 and an accrual of $5,000 for the August 31, 2007 audit. The Company accrued $1,000 each for the November 2006, February 2007 and May 31, 2007 for preparation of working papers for filing with the various Form 10-QSBs. In addition, various accounting and form preparation were incurred in the amount of $2,750.

ii. Interest of $1,846 has been accrued on the transfer agent fee balance due to Nevada Agency and Trust Company. During the year Stanford made an agreement with Nevada Agency and Trust Company to settle the balance outstanding to them in the amount of $15,750 for $7,500 resulting in a write off of $8,250.

iii. Represents the cost to edgarize certain documents required for filing with the SEC.

iv. Stanford engaged the services of an exploration company during the year to ensure the SF claim was maintained in good standing until December 4, 2007.

v The Company has paid annual filing fees to The Company Corporation of $215. Franchise taxes were paid by the Company to the State of Delaware in the amount of $160 including late filing penalty and interest. In addition, the Company paid to the State of Delaware $184 to increase the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

vi.  The Company incurred legal fees of $2,620 for the review of documents to be filed with NASD in order that the Company’s shares could be quoted on the OTC Bulletin Board.

vii. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Additional Paid In Capital" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

viii. Office expenses of $2,033 were paid by the Company’s directors for expenditures on behalf of the Company. General expenses of $2,033 for photocopying, fax, courier and other office expenses were paid.

xi. The Company does not incur any rental expense since it uses the office of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Additional Paid In Capital".

x. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to " Additional Paid In Capital ".

xi. During the year, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200 and various expenses for preparing new share certificates and shareholders’ reports.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 15,500	$ 37,513	$ 53,012
Bank charges	2	150	-	150
Edgar filing fees	3	1,150	-	1,150
Exploration expenses	5	3,200	-	3,200
Filing fees and franchise taxes	6	375	-	375
Office	7	1,000	4,685	5,685
Transfer agent's fees	8	1,200	12	1,212
Estimated expenses		$ 22,575	$ 42,110	$ 64,784

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Nov. 30, 2007	$ 1,000	$ 2,000	$ 3,000
Form 10-QSB - Feb 28, 2008	1,000	2,000	3,000
Form 10-QSB - May 31, 2008	1,000	2,000	3,000
Form 10-KSB - Aug 31, 2008	1,500	5,000	6,500

	$ 4,500	$ 11,000	$ 15,500

2. Bank charges has been estimate at the amount accrued since account opened during the year and projected for twelve months.

3. Consulting fees payable is the fee charged for the preparation of the SB-2.

4. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400.

5. To maintain the SF claims in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the SF claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $3,200 US, including the $180 filing fee. This amount does not give consideration to Phase I which management is considering undertaking part of it this fall.

6. Filing fees to The Company Corporation as a registered agent in the State of Delaware is estimated at $215 per year. Franchise taxes paid to the State of Delaware are $160.

7. Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges giving consideration to some of the expenses not being of a recurring nature.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2007 and through the subsequent period to, to the best of Stanford’s knowledge, there have been no disagreements with Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Dale Matheson Carr-Hilton LaBonte LLP would have caused them to make a reference in connection with its report on the financial statements for the year.

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

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2007, the name, age, and position of each of its executive officers and directors and the term of office of each director of Stanford.

Name	Age	Position Held	Term as Director Since

Glen Macdonald	58	President and Director	2002

Vera McCullough	58	Secretary Treasurer and Director	2001

William Nielsen	63	Chief Accounting Officer, Chief Financial Officer and Director	2003

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

The following table sets forth as at August 31, 2007, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Glen Macdonald	Chief Executive Officer, President and Director	3 5	September 11, 2006 January 26, 2007

Vera McCullough	Secretary Treasurer and Director	3	September 11, 2006

William Nielsen	Chief Accounting Officer, Chief Financial Officer and Director	3	September 11, 2006

All directors contemplate filing Form 3’s now that the Company’s registration statement is effective.

ITEM 10. EXECUTIVE COMPENSATION
Cash Compensation

There was no cash compensation paid to any director or executive officer of Stanford during the fiscal year ended August 31, 2007.

The following table sets forth compensation paid or accrued by Stanford during the fiscal years ended August 31, 2004 to 2007 to Stanford’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.

Summary Compensation Table (2004-2007)
                                         Long Term Compensation (US Dollars)
                              Annual Compensation                   Awards                  Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Securities Underlying Options/ SARs (#)	LTIP payouts ($)	All other compensation ($)

Glen Macdonald Chief Executive Officer, President and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Vera McCullough Secretary Treasurer, Chief Financial Officer and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

William Nielsen Chief Accounting Officer , and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

There has been no compensation given to either of the Directors or Officers during the periods ended August 31, 2004 to 2007. There are no stock options outstanding as at August 31, 2007, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Stanford’s common stock as of August 31, 2007 (52,170,000 post-split shares issued and outstanding) by all directors, executive officers and beneficial owners of more than five (5%) of our shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Glen Macdonald 420 - 625 Howe Street Vancouver, British Columbia, Canada, V6C 2T6	8,000,000 (3)	17

Common Stock	Vera McCullough 40 Sweetwater Place Lions Bay, British Columbia, Canada, V0N 2E0	500,000 (4)	1

Common Stock	William Nielsen 93 - 7501 Cumberland Street Burnaby, British Columbia, Canada, V3N 4Y6	Nil	Nil

Common Stock	Ownership of all Directors and Officers as a group	8,500,000	18

(1)	Mr. Macdonald has sole voting power and sole dispositive power as to all the shares shown as beneficially owned by him.

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

(3)
The shares held by Glen Macdonald are restricted since they were issued to a former director in compliance with an exemption from registration by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mr. Macdonald could sell a percentage of his shares based on one percent of the issued and outstanding shares of Stanford. In other words, Mr. Macdonald’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144. The shares certificate bears a ‘stop transfer’ legend on it. As at August 31, 2007, the number of shares which could presently be sold pursuant to Rule 144 is 471,700 post-split shares.

(4)
Vera McCullough acquired for cash 500,000 post-split shares under the Company’s Offering. These shares are restricted from trading in compliance with an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs. McCullough could sell a percentage of her shares based on one percent of the issued and outstanding shares of Stanford. In other words, Mrs. McCullough’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144. The share certificate will have a ‘stop transfer’ legend stamped on it.

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

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4 Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Stanford’s annual financial statements and the review included in Stanford’s Form SB-2 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $34,155.

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

Date:  November 13, 2007

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

[Missing Graphic Reference]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Stanford Management Ltd. (a exploration stage Company),

We have audited the accompanying balance sheets of Stanford Management Ltd. (the “Company”) (a exploration stage Company) as of August 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from September 24, 1998 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of August 31, 2003 and for the period from September 24, 1998 (inception) to August 31, 2003 were audited by other auditors whose report dated November 21, 2003 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from September 24, 1998 (inception) to August 31, 2003 reflect a total net loss of $98,072 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the cumulative period from September 24, 1998 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            “DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 29, 2007

[Missing Graphic Reference]

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS	August 31, 2007	August 31, 2006

Current Assets

Cash	$ 26,275	$ -

Total Assets	$ 26,275	$ -

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 42,210	$ 57,653
Due to related parties (Note 4)	65,666	48,876

	107,876	106,529

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value (Note 5)
500,000,000 authorized (August 31, 2006: 500,000,000)
52,170,000 outstanding (August 31,2006: 47,170,000)	52,170	47,170
Additional paid in capital	3,280	(41,720)
Donated capital (Note 6)	113,400	100,800
Deficit accumulated during the exploration stage	(250,451)	(212,779)

	(81,601)	(106,529)

Total liabilities and stockholders’ deficiency	$ 26,275	$ -

Going Concern Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended August 31, 2007	Year ended August 31, 2006	September 24, 1998 (Inception) to August 31, 2007

Bank charges and interest	$ 1,877	$ 1,946	$ 7,574
Consulting	-	-	6,000
Exploration expenses	2,150	3,722	15,620
Filing fees	2,609	373	5,004
Management fees (Note 6)	6,000	6,000	54,000
Office and general	2,033	666	11,466
Professional fees	23,400	23,615	87,359
Rent (Note 6)	4,200	4,200	37,800
Telephone (Note 6)	2,400	2,400	21,600
Transfer agent’s fees	1,592	1,200	12,617

Net loss from operations	(46,261)	(44,122)	(259,040)

Gain on settlement of debt	8,589	-	8,589

Net loss	$ (37,672)	$ (44,122)	$ (250,451)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	48,375,480	47,170,000

The accompany notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended August 31, 2007	Year ended August 31, 2006	September 24, 1998 (Inception) to August 31, 2007

Cash flows from Operating Activities
Adjustment to reconcile net loss to net cash used in operating activities:
Net loss	$ (37,672)	$ (44,122)	$ (250,451)
Donated services	12,600	12,600	113,400
Gain on settlement of debt	(8,589)	-	(8,589)
Changes in non-cash working capital item

Accounts payable and accrued liabilities	(6,854)	9,080	50,799

Cash used in operating activities	(40,515)	(22,442)	(94,841)

Cash flows from Financing Activities

Capital stock issued	50,000	-	55,450
Due to related parties	16,790	22,442	65,666

Cash provided by financing activities	66,790	22,442	121,116

Change in cash during the year	26,275	-	26,275

Cash, beginning of the year	-	-	-

Cash, end of the year	$ 26,275	$ -	$ 26,275

Supplemental disclosure of cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to August 31, 2007

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the exploration Stage	Total
Capital stock issued
For cash - at $0.00005	40,300,000	$ 40,300	$(38,285)	$ -	$ -	$ 2,015
- at -	6,870,000	6,870	(3,435)	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	47,170,000	47,170	(41,720)	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	47,170,000	47,170	(41,720)	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	47,170,000	47,170	(41,720)	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	47,170,000	47,170	(41,720)	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	47,170,000	47,170	(41,720)	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	47,170,000	47,170	(41,720)	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	47,170,000	47,170	(41,720)	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	47,170,000	47,170	(41,720)	100,800	(212,779)	(106,529)

Capital stock issued For cash - at $0.01	5,000,000	5,000	45,000	-	-	50,000
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(37,672)	(37,672)

Balance, Aug 31, 2007	52,170,000	$ 52,170	$ 3,280	$ 113.400	$ (250,451)	$ (81,601)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 1  Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the exploration stage. The Company has staked a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete the development of the property and upon future profitable production or proceeds for the sale thereof.

On September 19, 2007, the majority of shareholders approved the forward split of the outstanding shares of the Company’s common stock on the basis of twenty (20) new shares for every one (1) old share outstanding. The Company agreed that the authorized share capital remain the same at 500,000,000 shares with a par value of $0.001 per share and not subject to the forward split. All references in the accompanying financial statements to the number of common shares have been restated to retroactively reflect the forward stock split.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $250,451 since inception and at August 31, 2007 has a working capital deficiency totalling $81,601. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 4.

The Company has recently completed a form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with a planned prospectus offering of up to 20,000,000 post-split shares of the Company’s common stock at a price of $0.01. During the year ended August 31, 2007, the Company issued 5,000,000 post-split shares for a total consideration of $50,000.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

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

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board (“FASB”) Statement No. 6, and SEC Act Guide 7 for its characterization of the Company as a development stage company.

Mineral Property

The Company has been in the exploration stage since its formation on September 24, 1998 and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 2  Summary of Significant Accounting Policies - (continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are determining the fair value of shares of common stock, and donated services. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 2  Summary of Significant Accounting Policies - (continued)

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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 2   Summary of Significant Accounting Policies - (continued)

Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock
issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company will present excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, as if the fair-value-based method had been

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 2   Summary of Significant Accounting Policies - (continued)

Stock-based Compensation - (continued)

applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 2   Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements - Continued

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.
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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 4  Due to Related Parties

Amounts due to related parties are comprised of advances from directors of the Company and are unsecured, do not bear interest and have no fixed repayment terms.

Note 5  Share Capital

On March 9, 2007, at the Annual Meeting of Stockholders a Resolution was approved whereby the authorized share capital was increased from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

On June 5, 2007, the Company completed a private placement under its effective registration statement whereby 5,000,000 post-split common shares were issued at a price of $0.20 per share for a total consideration of $50,000.

Effective September 19, 2007, the Company completed a forward split of its shares of common stock at a ratio of a twenty (20) new shares, for every one (1) old share currently held. The Company agreed that the authorized share capital remain the same at 500,000,000 shares with a par value of $0.001 per share and not subject to the forward split.

Note 6  Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and Officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:

	Year ended August 31, 2007	Year ended August 31, 2006	Sept. 24, 1998 (inception) to August 31, 2007

Management fees	$ 6,000	$ 6,000	$ 54,000

Rent	4,200	4,200	37,800

Telephone	2,400	2,400	21,600

	$ 12,600	$ 12,600	$ 113,400

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

Note 7 Deferred Tax Assets

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely is not. The Company has net operating losses for tax purpose of approximately $137,000, which commence expiring in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax assets benefiting for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Significant components of the Company’s deferred income tax assets are as follows.

	August 31, 2007	August 31, 2006

Net operating losses	46,000	21,600
Valuation allowance	(46,000)	(21,600)