Form 10QSB
period 2007-11-30
STANFORD MANAGEMENT LTD
filed 2008-01-15
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of Company as specified in charter)

Delaware	98-0413066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

2431 M. de la Cruz Street
Pasay City, Philippines	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 011-632-813-1139

Suite 420 - 625 Howe Street, Vancouver, British Columbia, Canada, V6C 2T6
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

December 31, 2007: 52,170,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2007 and August 31, 2007	4

	Statement of Operations For the three months ended November 30, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to November 30, 2007	5

	Statement of Cash Flows For the three months ended November 30, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to November 30, 2007	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to November 30, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	17

ITEM 3.	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits and Reports on Form 8-K	26

	SIGNATURES.	27

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (an exploration stage company) at November 30, 2007 (with comparative figures as at August 31, 2007) and the statement of operations for the three months ended November 30, 2007 and 2006 and for the period from September 24, 1998 (date of inception) to November 30, 2007 and the statement of cash flows for the three months ended November 30, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to November 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Current Assets

Cash	$ 7,614	$ 26,275
Receivable	4,680	-

Total Assets	$ 12,294	$ 26,275

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 46,419	$ 42,210
Due to related parties - Note 5	65,735	65,666

	112,154	107,876
STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value - Note 6
500,000,000 authorized (August 31, 2007: 500,000,000)
52,170,000 outstanding (August 31,2007: 52,170,000)	52,170	52,170
Additional paid in capital	3,280	3,280
Donated capital - Note 7	116,550	113,400
Deficit accumulated during the exploration stage	(271,860)	(250,451)

	(99,860)	(81,601)

Total liabilities and stockholders’ deficiency	$ 12,294	$ 26,275

Going Concern Contingency- Note 2

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2007	Three months ended November 30, 2006	Sept. 24, 1998 (Inception) to November 30, 2007
Expenses
Bank charges and interest	$ 49	$ 576	$ 7,623
Consulting	-	-	6,000
Exploration expenses	5,320	-	20,940
Filing fees	-	250	5,254
Management fees - Note 7	1,500	1,500	55,500
Office and general	670	83	12,136
Professional fees	12,220	2,500	99,329
Rent - Note 7	1,050	1,050	38,850
Telephone - Note 7	600	600	22,200
Transfer agent’s fees	-	-	12,617

Net loss from operations	(21,409)	(6,559)	(280,449)

Gain on settlement of debt	-	-	8,589

Net Loss	$ (21,409)	$ (6,559)	$ (271,860)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	52,170,000	47,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended November 30, 2007	Three months ended November 30, 2006	September 24, 1998 (Inception) to November 30, 2007
Cash flows from Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$ (21,409)	$ (6,559)	$ (271,860)
Donated services	3,150	3,150	116,550
Gain on settlement of debt	-	-	(8,589)
Changes in non-cash working capital item

Receivable	(4,680)	-	(4,680)
Accounts payable and accrued liabilities	4,209	(4,286)	55,008

Cash used in operating activities	(18,730)	(7,695)	(113,571)

Cash flows from Financing Activities

Capital stock issued	-	-	55,450
Due to related parties	69	7,695	65,735

Cash provided by financing activities	69	7,695	121,185

Change in cash during the period	(18,661)	-	7,614

Cash, beginning of the period	26,275	-	-

Cash, end of the period	$ 7,614	$ -	$ 7,614

Supplemental disclosure of cash flow information:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to November 30, 2007
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit accumulated during the exploration Stage	Total
Capital stock issued
For cash - at $0.00005	40,300,000	$ 40,300	$(38,285)	$ -	$ -	$ 2,015
- at $0.0005	6,870,000	6,870	(3,435)	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	47,170,000	47,170	(41,720)	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	47,170,000	47,170	(41,720)	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	47,170,000	47,170	(41,720)	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	47,170,000	47,170	(41,720)	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	47,170,000	47,170	(41,720)	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	47,170,000	47,170	(41,720)	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	47,170,000	47,170	(41,720)	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	47,170,000	47,170	(41,720)	100,800	(212,779)	(106,529)

Capital stock issued For cash - at $0.01	5,000,000	5,000	45,000	-	-	50,000
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(37,672)	(37,672)

Balance, Aug 31, 2007	52,170,000	52,170	3,280	113,400	(250,451)	(81,601)

Donated capital	-	-	-	3,150	-	3,150
Net loss for the period	-	-	-	-	(21,409)	(21,409)

Balance, Nov. 30, 2007	52,170,000	$ 52,170	$ 3,280	$116,550	$ (271,860)	$(99,860)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 1  Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2007 annual financial statements and the interim filing statements for the three months ended November 30, 2006.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $271,860 since inception and at November 30, 2007 has a working capital deficiency totalling $99,860. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future. The Company’s current operating expenses are being funded by way of loans from a director. Refer to Note 6.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2  Nature and Continuance of Operations - (continued)

The Company has completed a form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with a planned prospectus offering of up to 20,000,000 post-split shares of the Company’s common stock at a price of $0.01. During the year ended August 31, 2007, the Company issued 5,000,000 post-split shares for a total consideration of $50,000.

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

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. Subsequent to the date of the financial statements the Company allowed its mineral claim to expire and therefore has no further interest in the SF claims. The Company has no future liability attached to the claims.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 3 Summary of Significant Accounting Policies - (continued)

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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

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

Financial Instruments

The carrying value of cash, receivable and accounts payable and accrued liabilities and due to related parties approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (continued)

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

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 3   Summary of Significant Accounting Policies - (continued)

Stock-based Compensation - (continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 4  Mineral Claims (unproven)

Subsequent to the date of the financial statements the Company allowed its mineral claim to expire and had no further interest in the minerals thereon. The Company has no future liability attached to the SF claims.

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

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and Officers of the Company have provided certain administrative services at no charge. The estimated fair value of these services has been recorded as donated capital as follows:

	Period ended November 30, 2007	Period ended November 30, 2006	Sept. 24, 1998 (inception) to November 30, 2007

Management fees	$ 1,500	$ 1,500	$ 55,500

Rent	1,050	1,050	38,850

Telephone	600	600	22,200

	$ 3,150	$ 3,150	$ 116,550

STANFORD MANAGEMENT LTD.
(A exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 8 Deferred Tax Assets

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely is not. The Company has net operating losses for tax purpose of approximately $160,000, which commence expiring in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax assets benefiting for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Significant components of the Company’s deferred income tax assets are as follows.

	November 30, 2007	November 30, 2006

Net operating losses	46,000	21,600
Valuation allowance	(46,000)	(21,600)

Note 9. Subsequent Events

Subsequent to the date of the financial statements, the Company allowed the SF claims to expire without renewing them. The Company no longer has any interest in the minerals on the SF claims and no obligations thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS
OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share. The Company has completed one Regulation D offering of 47,710,000 post-split shares of its capital stock for $5,450. As at November 30, 2007 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2007, the Company had $7,614 in cash, accounts receivable of $4,680 and liabilities of $112,154. The liabilities of $46,419 owed to general creditors are as follows: auditors - $7,720, internal accountant - $34,014 and office - $4,685. The amount owed to related parties of $65,735 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 8,970
Bank charges and interest	ii	49
Edgarizing	iii	250
Exploration expense	iv	5,320
Legal	v	3,000
Management fees	vi	1,500
Office	vii	670
Rent	viii	1,050
Telephone	ix	600
Total expenses		$ 21,409

i. The Company accrued $1,250 the preparation of working papers for filing with the Form 10-QSBs. In addition, the independent accountants’ fees were an additional $5,600 over the amount accrued as at August 31, 2007. The accrual for the review of the financial statements attached here to is $2,120.

ii. Standard monthly bank charges for the three months.

iii. Represents the cost to edgarize this Form 10K-SB.

iv. Stanford engaged the services of an exploration company during the period to ensure the SF claim was maintained in good standing until January 12, 2008. Subseqent to the balance sheet date, the Company allowed the SF claims to expire and no longer has any interest in these claims.

v Represents the fees paid to the attorney to undertake the forward split of the shares based on 1 old share converted into 20 new shares.

vi. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Additional Paid In Capital" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

vii. Office expenses comprised certain outside typing services provided and delivery of various documents to the attorney mentioned in “v” above..

viii. The Company does not incur any rental expense since it uses the office of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Additional Paid In Capital".

ix. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to " Additional Paid In Capital ".

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 21,250	$ 41,734	$ 62,984
Bank charges	2	150	-	150
Edgar filing fees	3	1,150	-	1,150
Exploration expenses	5	-	-	-
Filing fees and franchise taxes	6	375	-	375
Office	7	1,000	4,685	5,685
Transfer agent's fees	8	1,200	-	1,200
Estimated expenses		$ 25,125	$ 46,419	$ 71,544

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Feb. 29, 2008	$ 1,250	$ 2,000	$ 3,250
Form 10-QSB - May 31, 2008	1,250	2,000	3,250
Form 10-KSB - Aug 31, 2008	1,500	10,000	11,500
Form 10-QSB - Nov. 30, 2008	1,250	2,000	3,250

	$ 5,250	$ 16,000	$ 21,250

2. Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

3. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400.

5. Subsequent to the balance sheet date the Company allowed the SF claims to expire and therefore no longer has any interest in the claims themselves.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $271,860. To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the SF claim in good standing.

The plan of operations during the next twelve months will be to identify another mineral claim to replace the SF claim or another business opportunity which will be beneficially to the Company. Presently Stanford does not have the funds to consider any additional mineral claims.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $59,250 less the amount in the bank account and the collection of the accounts receivable; totaling $12,294. At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The SF claim

Stanford has abandoned its one mineral claims; being the SF claim. Presently it does not have any other mineral claims but intends to acquire another mineral property or business interest which it can develop in the future.

RISK FACTORS

Our shareholders and any future investors must be aware of the following risk factors prior to investing in Stanford’s common stock. It must be emphasized that Stanford, if any of these risks become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

1. Stanford’s share price will be subject to the Penny Stock Rule which will result in any broker-dealer involved in Stanford’s shares having increased administrative responsibilities which will have a negative effect on both Stanford’s ability to raise funds and an investor’s ability to purchase or sell his shares.

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

The only present source of working capital available to Stanford is through the sale of common shares, incurring debt or other borrowing. At present, Stanford does not have adequate funds to conduct operations and financing may not be available when needed. Even if the financing is available, it may be on terms Stanford deems unacceptable or are materially adverse to shareholders’ interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Stanford’s inability to obtain financing would have a materially adverse effect on its ability to implement its growth strategy, and as a result, could require it to cease its operations. An investor may be investing in a company that does not have adequate funds to conduct its operations and, if so, an investor might lose all of his investment.

3.	Stanford has incurred losses since its inception and therefore has an accumulated deficit which might inhibit the raising of additional capital.

Since inception, Stanford has incurred losses and has an accumulative deficit of $271,860 as at November 30, 2007. Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future. Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit.

4.	The auditors have examined the financial statements based on Stanford being a going concern but have substantial doubt that it will be able to continue as a going concern.

Stanford’s auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements attached to its 10-KSB for the year ended August 31, 2007, have stated in their audit report the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, to date the Company has reported net losses since inception from operations, and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt the Company will be able to continue as a going concern. Management plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

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

6. Stanford presently does not have a business opportunity

With the abandonment of the SF claims subsequent to the balance sheet date, Stanford does not have any business interest. There is no guarantee it will be able to identify another mineral property of merit on the terms and conditions it wishes or identify any other business opportunity in the near future. If this is the case, Stanford will find it difficult to raise money in the future for the sale of shares and the new directors might not be willing to financial Stanford on a long term basis. If this is the case, the shareholders stand to lose their entire investment in Stanford.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 28, 2007, Glen Macdonald resigned as President, Chief Executive Officer and as a Director of the Company and the Board of Directors elected Janay B. Gregorio, Professional Geologist located in the Philippines, as a Director. Subsequently the Board of Directors appointed Janay Gregoria as President and Chief Executive Officer of the Company.

On November 30, 2007, Vera McCullough resigned as Secretary Treasurer and as a Director and William Nielsen resigned as Chief Financial Officer, Chief Accounting Officer and as a Director. Immediately thereafter Janay Gregoria, President and sole Director, appointed Reynan Ballan, Professional Geologist, as a Directors and as Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer.

In a subsequent transactions, Glen Macdonald sold 8,000,000 post-split shares to Jayan Gregorio in a private transaction.

Subsequent to the balance sheet date, the Company allowed the SF claims to lapse without maintaining them in good standing. The Company, therefore, has no further interest in the mineral claims and has not liabilities attached thereto.

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

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

Form 8-K November 28, 2007 - Announcing the resignation of Glen Macdonald as President, Chief Executive Officer and as a Director. In his place the Board of Directors appointed Janay B. Gregorio as a Directors and as President and Chief Executive Officer of the Company.

Form 8-K November 30, 2007 - Announcing the resignations of Vera McCullough and William Nielsen as Officers and Directors of the Company and appointment of Reynan Ballan as a Director and as Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LTD.
(Registrant)

JANAY B. GREGORIO
Janay B. Gregoria
Chief Executive Officer
President and Director

Dated: January 15, 2008

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 15, 2008