Form 10QSB
period 2008-04-05
STANFORD MANAGEMENT LTD
filed 2008-04-07
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  [  ]   No [X]

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

March 31, 2008:                                52,170,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 29, 2008 and August 31, 2007	4

	Statement of Operations For the three and six months ended February 29, 2008 and February 28, 2007 and for the period September 24, 1998 (Date of Inception) to February 29, 2008	5

	Statement of Cash Flows For the three and six months ended February 29, 2008 and February 28, 2007 and for the period September 24, 1998 (Date of Inception) to February 29, 2008	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to February 29, 2008	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	15

ITEM 3.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (an exploration stage company) at February 29, 2008 (with comparative figures as at August 31, 2007) and the statement of operations for the three and six months ended February 29, 2008 and February 28, 2007 and for the period from September 24, 1998 (date of inception) to February 29, 2008 and the statement of cash flows for the three months and six ended February 29, 2008 and February 28, 2007 and for the period from September 24, 1998 (date of incorporation) to February 29, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Current Assets

Cash	$ 568	$ 26,275
Receivables	4,680	-

Total Assets	$ 5,248	$ 26,275

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 44,697	$ 42,210
Loan payable – Note 5	74,914	65,666

	119,611	107,876

STOCKHOLDERS’ DEFICIENCY

Common stock $0.001 par value – Note 6
500,000,000 authorized (August 31, 2007: 500,000,000)
52,170,000 outstanding (August 31,2007: 52,170,000)	52,170	52,170
Additional paid in capital	3,280	3,280
Donated capital – Note 7	119,700	113,400
Deficit accumulated during the exploration stage	(289,513)	(250,451)

	(114,363)	(81,601)

Total liabilities and stockholders’ deficiency	$ 5,248	$ 26,275

Going Concern Contingency- Note 2

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 29, 2008	Three months ended February 28, 2007	Six months ended February 29, 2008	Six months ended February 28, 2007	Sept. 24, 1998 (Inception) to February 29, 2008
Expenses
Bank charges and interest	$ 36	$ 603	$ 85	$ 1,179	$ 7,659
Consulting	-	-	-	-	6,000
Exploration expenses	5,000	2,150	10,320	2,150	25,940
Filing fees	488	1,000	738	1,250	5,742
Management fees – Note 7	1,500	1,500	3,000	3,000	57,000
Office and general	613	-	1,283	83	12,749
Professional fees	5,776	8,290	17,746	10,790	105,105
Rent – Note 7	1,050	1,050	2,100	2,100	39,900
Telephone – Note 7	600	600	1,200	1,200	22,800
Transfer agent’s fees	2,590	-	2,590	-	15,207

Net loss from operations	(17,653)	(15,193)	(39,062)	(21,752)	(298,102)

Gain on settlement of debt	-	-	-	-	8,589

Net Loss	$ (17,653)	$ (15,193)	$ (39,062)	$ (21,752)	$ (289,513)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	52,170,000	47,170,000	52,170,000	47,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 29, 2008	Six months ended February 28, 2007	Sept. 24, 1998 (Inception) to February 29, 2008

Cash flows from Operating Activities

Adjustments to reconcile net loss to net cash used in operating activities:

Net loss	$ (39,062)	$ (21,752)	$ (289,513)
Donated services	6,300	6,300	119,700
Gain on settlement of debt	-	-	(8,589)
Changes in non-cash working capital items

Receivables	(4,680)	-	(4,680)
Accounts payable and accrued liabilities	2,487	1,157	53,286

Cash used in operating activities	(34,955)	(14,295)	(129,796)

Cash flows from Financing Activities

Capital stock issued	-	-	55,450
Loan payable	9,248	14,295	74,914

Cash provided by financing activities	9,248	14,295	130,364

Change in cash during the period	(25,707)	-	568

Cash, beginning of the period	26,275	-	-

Cash, end of the period	$ 568	$ -	$ 568

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to February 29, 2008
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the exploration Stage	Total
Capital stock issued
For cash - at $0.00005	40,300,000	$ 40,300	$(38,285)	$ -	$ -	$ 2,015
- at $0.0005	6,870,000	6,870	(3,435)	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	47,170,000	47,170	(41,720)	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	47,170,000	47,170	(41,720)	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	47,170,000	47,170	(41,720)	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	47,170,000	47,170	(41,720)	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	47,170,000	47,170	(41,720)	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	47,170,000	47,170	(41,720)	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	47,170,000	47,170	(41,720)	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	47,170,000	47,170	(41,720)	100,800	(212,779)	(106,529)

Capital stock issued For cash – at $0.01	5,000,000	5,000	45,000	-	-	50,000
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(37,672)	(37,672)

Balance, Aug 31, 2007	52,170,000	52,170	3,280	113,400	(250,451)	(81,601)

Donated capital	-	-	-	6,300	-	6,300
Net loss for the period	-	-	-	-	(39,062)	(39,062)

Balance, February 29, 2008	52,170,000	$ 52,170	$ 3,280	$119,700	$ (289,513)	$(114,363)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 February 29, 2008
(Unaudited)

Note 1                        Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.   All adjustments are of a normal recurring nature.   It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2007 annual financial statements and the interim filing statements for the six months ended February 28, 2007.

Note 2                        Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the exploration stage.  The Company has staked a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete the development of the property and upon future profitable production or proceeds for the sale thereof. In January 2008 the Company allowed its mineral claim to expire and therefore has no further interest in the SF claims.  During the period, the Company has paid $5,000 to a geologist to identify a mineral claim for the Company.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $289,513 since inception and at February 29, 2008 has a working capital deficiency totalling $114,363.  The ability of the Company to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future.  The Company’s current operating expenses are being funded by way of loans from a former director.  Refer to Note 5.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
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

As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. In January 2008 the Company allowed its mineral claim to expire and therefore has no further interest in the SF claims.   The Company has no future liability attached to the claims.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 3  Summary of Significant Accounting Policies – (continued)

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

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 3                        Summary of Significant Accounting Policies – (continued)

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

The Company adopted the provisions of FSAB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended February 29, 2008.

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

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 3                       Summary of Significant Accounting Policies – (continued)

Financial Instruments

The carrying value of cash, receivables, accounts payable and accrued liabilities and loan payable approximates fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date. The Company has not issued any stock options since its inception.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 4                        Mineral Claims (unproven)

In January 2008, the Company allowed its mineral claim to expire and had no further interest in the minerals thereon.   The Company has no future liability attached to the SF claims.

Note 5                        Loan payable

The amounts are comprised of advances from its former directors of the Company who resigned on November 20, 2007.  These advances are unsecured, do not bear interest and have no fixed repayment terms.

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

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.   Directors and Officers of the Company have provided certain administrative services at no charge.   The estimated fair value of these services has been recorded as donated capital as follows:

	Period ended February 29, 2008	Period ended February 28, 2007	Sept. 24, 1998 (inception) to February 29, 2008

Management fees	$ 3,000	$ 3,000	$ 57,000

Rent	2,100	2,100	39,900

Telephone	1,200	1,200	22,800

	$ 6,300	$ 6,300	$ 119,700

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
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

Significant components of the Company’s deferred income tax assets are as follows.

	February 29, 2008	February 28, 2007

Net operating losses	46,000	21,600
Valuation allowance	(46,000)	(21,600)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  The Company has completed one Regulation D offering of 47,710,000 post-split shares of its capital stock for $5,450.  As at February 29, 2008 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2008, the Company had $568 in cash,  receivables of $4,680 and liabilities of $119,611.  The liabilities of $119,611 owed to general creditors and former directors are as follows: auditors - $2,750, internal accountant - $35,513, transfer agent - $1,315, office – $5,119 and former directors - $74,914.  The amount owed to the former directors of $74,914 is non-interest bearing and has no fixed terms of repayment.

During the six months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 13,600
Bank charges and interest	ii	85
Edgarizing	iii	500
Exploration expense	iv	10,320
Filing fees	v	238
Legal	vi	4,147
Management fees	vii	3,000
Office	viii	1,282
Rent	ix	2,100
Telephone	x	1,200
Transfer agent’s fees	xi	2,590
Total expenses		$ 39,062

i.
The Company accrued $1,250 for the preparation of working papers for filing with the Form 10-QSBs.  In addition, the independent accountants’ fees were an additional $5,600 over the amount accrued as at August 31, 2007.   The payment for the November 30, 2007 interim financial statements was $2,750 and for the statements attached to this Form 10-QSB is $2,750.

ii.	Standard monthly bank charges for the six months.

iii.	Represents the cost to edgarize two Form 10K-SB.

iv.
Stanford engaged the services of an exploration company during the period to ensure the SF claim was maintained in good standing until January 12, 2008.  In January 2008, the Company allowed the SF claims to expire and no longer has any interest in these claims.  The Company is seeking new minerals claims for exploration. During the period, the Company has paid $5,000 to a geologist to identify a mineral claim for the Company.

v.	Represents the cost of obtaining a new CUSIP number after the forward stock split.

vi	Represents the fees paid to the attorney to undertake the forward split of the shares based on 1 old share converted into 20 new shares and the notarization of various documents.

vii.
The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to "Donated Capital" on the balance sheet.  The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

viii.	Office expenses comprised certain outside typing services provided and delivery of various documents to the attorney mentioned in “vi” above.

ix.
The Company does not incur any rental expense since it uses the office of its former President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Donated Capital".

x.
The Company does not have its own telephone number but uses the telephone number of its former President.  Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Donated Capital ".

xi.	Represents various changes for preparation of share certificates for the forward stock split, changing of transfer agent and obtaining shareholders’ reports.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 21,250	$ 38,263	$ 59,513
Bank charges	2	150	-	150
Edgar filing fees	3	1,150	-	1,150
Exploration expenses	5	-	-	-
Filing fees and franchise taxes	6	375	-	375
Office	7	1,000	5,119	6,119
Transfer agent's fees	8	1,200	1,315	2,515
Estimated expenses		$ 25,125	$ 44,697	$ 69,822

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB – May 31, 2008	$ 1,250	$ 2,000	$ 3,250
Form 10-KSB – Aug 31, 2008	1,500	10,000	11,500
Form 10-QSB - Nov. 30, 2008	1,250	2,000	3,250
Form 10-QSB – Feb. 29, 2009	1,250	2,000	3,250

	$ 5,250	$ 16,000	$ 21,250

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

     3.       Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar.  It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400.

     5.        In January 2008, the Company allowed the SF claims to expire and therefore no longer has any interest in the claims themselves.  The Company is seeking another mineral property and hopefully will shortly have acquired the rights to the minerals thereon.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $289,513.  To date, the growth of Stanford has been funded by the sale of shares and advances by its former directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months will be to identify another mineral claim to replace the SF claim or another business opportunity which will be beneficially to the Company.  In this regard, the Company has paid $5,000 during the period to a geologist to identify a mineral claim for the Company.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $119,611 less the amount in the bank account and the collection of the receivables; totaling $5,248.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The SF claim

Stanford has abandoned its one mineral claim; being the SF claim.   Presently it does not have any other mineral claim but intends to acquire another mineral property or business interest which it can develop in the future.

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

Since inception, Stanford has incurred losses and has an accumulative deficit of $289,513 as at February 29, 2008.  Stanford has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect Stanford’s ability to raise funds from the public since there is no certainty Stanford will ever be able to make a profit.

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

The Board of Directors does not anticipate paying cash dividends on the outstanding shares, both now and in the future, and intends to retain any future earnings to finance its exploration activities on the mineral claim to be obtained in the near future.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial condition of Stanford, and will be subject to legal limitations on the payment of dividends out of paid-in capital.  An investor should be aware that a dividend, either in cash or shares, may never be paid by Stanford and, therefore, the shares of Stanford should not be purchased by an investor as an income producing security.

6.           Stanford presently does not have a business opportunity

With the abandonment of the SF claims in January 2008, Stanford does not have any business interest.   There is no guarantee it will be able to identify another mineral property of merit on the terms and conditions it wishes or identify any other business opportunity in the near future.   If this is the case, Stanford will find it difficult to raise money in the future for the sale of shares and the new directors might not be willing to financial Stanford on a long term basis.  If this is the case, the shareholders stand to lose their entire investment in Stanford.

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

PART 11 – OTHER INFORMATION

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

In a subsequent transaction, Glen Macdonald sold 8,000,000 post-split shares to Jayan Gregorio in a private transaction.

In January 2008, the Company allowed the SF claims to lapse without maintaining them in good standing.  The Company, therefore, has no further interest in the mineral claims and has not liabilities attached thereto,

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

99.4           Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

Form 8-K                      November 28, 2007 – Announcing the resignation of Glen Macdonald as President, Chief Executive Officer and as a Director.   In his place the Board of Directors appointed Janay B. Gregorio as a Directors and as President and Chief Executive Officer of the Company.

Form 8-K                      November 30, 2007 – Announcing the resignations of Vera McCullough and William Nielsen as Officers and Directors of the Company and appointment of Reynan Ballan as a Director and as Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LTD.
(Registrant)

JANAY B. GREGORIO
Janay B. Gregoria
Chief Executive Officer
President and Director

Dated: April 4, 2008

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  April 4, 2008