Form 10QSB
period 2008-05-31
STANFORD MANAGEMENT LTD
filed 2008-07-15
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [  ]   No [ X ]

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

May 31, 2008:                                52,170,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (an exploration stage company) at May 31, 2008 (with comparative figures as at August 31, 2007) and the statement of operations for the three and nine months ended May 31, 2008 and May 31, 2007 and for the period from September 24, 1998 (date of inception) to May 31, 2008 and the statement of cash flows for the three months and nine months ended May 31, 2008 and May 31, 2007 and for the period from September 24, 1998 (date of incorporation) to May 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)

Current Assets

Cash	$ 1,964	$ 26,275

Total Assets	$ 1,964	$ 26,275

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 120,045	$ 42,210
Loan payable – Note 5	3,624	65,666

	123,669	107,876

STOCKHOLDERS' DEFICIENCY

Common stock $0.001 par value – Note 6
500,000,000 authorized (August 31, 2007: 500,000,000)
52,170,000 outstanding (August 31,2007: 52,170,000)	52,170	52,170
Additional paid in capital	3,280	3,280
Donated capital – Note 7	122,850	113,400
Deficit accumulated during the exploration stage	(300,005)	(250,451)

	(121,705)	(81,601)

Total liabilities and stockholders’ deficiency	$ 1,964	$ 26,275

Going Concern Contingency- Note 2

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007	Nine months ended May 31, 2008	Nine months ended May 31, 2007	Sept. 24, 1998 (Inception) to May 31, 2008
Expenses
Bank charges and interest	$ 36	$ 667	$ 120	$ 1,846	$ 7,694
Consulting	500	-	500	-	6,500
Exploration expenses	-	-	10,320	2,150	25,940
Filing fees	479	465	1,216	1,715	6,221
Management fees – Note 7	1,500	1,500	4,500	4,500	58,500
Office and general	223	(43)	1,507	40	12,972
Professional fees	4,500	2,740	22,246	13,530	109,605
Rent – Note 7	1,050	1,050	3,150	3,150	40,950
Telephone – Note 7	600	600	1,800	1,800	23,400
Transfer agent’s fees	1,605	1,200	4,195	1,200	16,812

Net loss from operations	(10,493)	(8,179)	(49,554)	(29,931)	(308,594)

Gain on settlement of debt	-	-	-	-	8,589

Net Loss	$ (10,493)	$ (8,179)	$ (49,554)	$ (29,931)	$ (300,005)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	52,170,000	47,170,000	52,170,000	47,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31, 2008	Nine months ended May 31, 2007	Sept. 24, 1998 (Inception) to May 31, 2008

Cash flows from Operating Activities

Adjustments to reconcile net loss to net cash used in operating activities:

Net loss	$ (49,554)	$ (29,931)	$ (300,005)
Donated services	9,450	9,450	122,850
Gain on settlement of debt	-	-	(8,589)
Changes in non-cash working capital items

Accounts payable and accrued liabilities	2,922	4,186	128,634

Cash used in operating activities	(37,182)	(16,295)	(57,110)

Cash flows from Financing Activities

Subscription payable	-	50,000	-
Capital stock issued	-	-	55,450
Loan payable	(12,871)	16,295	3,624

Cash provided by financing activities	(12,871)	66,295	59,074

Change in cash during the period	(24,311)	50,000	1,964

Cash, beginning of the period	26,275	-	-

Cash, end of the period	$ 1,964	$ 50,000	$ 1,964

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to May 31, 2008
(Unaudited)

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the exploration Stage	Total
Capital stock issued
For cash - at $0.00005	40,300,000	$ 40,300	$(38,285)	$ -	$ -	$ 2,015
- at $0.0005	6,870,000	6,870	(3,435)	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	47,170,000	47,170	(41,720)	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	47,170,000	47,170	(41,720)	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	47,170,000	47,170	(41,720)	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	47,170,000	47,170	(41,720)	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	47,170,000	47,170	(41,720)	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	47,170,000	47,170	(41,720)	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	47,170,000	47,170	(41,720)	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	47,170,000	47,170	(41,720)	100,800	(212,779)	(106,529)

Capital stock issued For cash – at $0.01	5,000,000	5,000	45,000	-	-	50,000
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(37,672)	(37,672)

Balance, Aug 31, 2007	52,170,000	52,170	3,280	113,400	(250,451)	(81,601)

Donated capital	-	-	-	9,450	-	9,450
Net loss for the period	-	-	-	-	(49,554)	(49,554)

Balance, May 31, 2008	52,170,000	$ 52,170	$ 3,280	$122,850	$ (300,005)	$(121,705)

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 May 31, 2008
(Unaudited)

Note 1                        Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.   All adjustments are of a normal recurring nature.   It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2007 annual financial statements and the interim filing statements for the nine months ended May 31, 2007.

Note 2                        Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the exploration stage.  The Company has staked a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete the development of the property and upon future profitable production or proceeds for the sale thereof. In January 2008 the Company allowed its mineral claim to expire and therefore has no further interest in the SF claims.  During the period ended May 31, 2008, the Company has paid $5,000 to identify a mineral claim for the Company.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $300,005 since inception and at May 31, 2008 has a working capital deficiency totalling $121,705.  The ability of the Company to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future.  The Company’s current operating expenses are being funded by way of loans from directors.  Refer to Note 5.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
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

As of the date of these financial statements, the Company has only incurred mineral property costs which have been charged to operations.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
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
May 31, 2008
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

The Company adopted the provisions of FSAB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended May 31, 2008.

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
May 31, 2008
(Unaudited)

Note 3                       Summary of Significant Accounting Policies – (continued)

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable approximates fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

Note 3        Summary of Significant Accounting Policies - (continued)

    Recent Accounting Pronouncements - (continued)

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  It is not expected that this Statement will result in a change in current practice. However, it provides for transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

Note 4                        Mineral Claims (unproven)

In January 2008, the Company allowed its mineral claim to expire and had no further interest in the minerals thereon.   The Company has no future liability attached to the SF claims.

On February 2, 2008, the Company purchased for $5,000 a 100% interest in a mineral property called San Carlos Gold Claim located in the Philippines from Ramos Ventures Ltd., a non related company.

Note 5                        Loan payable

The amounts are comprised of advances from its current and former directors of the Company.  These advances are unsecured, do not bear interest and have no fixed repayment terms.

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

Note 7                        Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.   Directors and Officers of the Company have provided certain administrative services at no charge.   The estimated fair value of these services has been recorded as donated capital as follows:

	Period ended May 31, 2008	Period ended May 31, 2007	Sept. 24, 1998 (inception) to May 31, 2008

Management fees	$ 4,500	$ 4,500	$ 58,500

Rent	3,150	3,150	40,950

Telephone	1,800	1,800	23,400

	$ 9,450	$ 9,450	$ 122,850

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
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

Significant components of the Company’s deferred income tax assets are as follows.

	May 31, 2008	May 31, 2007

Net operating losses	46,000	21,600
Valuation allowance	(46,000)	(21,600)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  The Company has completed one Regulation D offering of 47,710,000 post-split shares of its capital stock for $5,450.  As at May 31, 2008 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2008, the Company had $1,964 in cash and liabilities of $123,669.  The liabilities of $45,132 owed to general creditors and former directors are as follows: auditors - $3,000, internal accountant - $37,013 and office – $5,119.  The loan payable of $78,537 includes $74,914 owed  to former directors and $3,624 to current directors.  The loan payable is non-interest bearing and has no fixed terms of repayment.

During the nine months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 18,100
Bank charges and interest	ii	120
Consulting	iii	500
Edgarizing	iv	750
Exploration expense	v	10,320
Filing fees	vi	467
Legal	vii	4,146
Management fees	viii	4,500
Office and general	ix	1,506
Rent	x	3,150
Telephone	xi	1,800
Transfer agent’s fees	xii	4,195
Total expenses		$ 49,554

i.
The Company accrued $1,250 for the preparation of working papers for filing with the Form 10-QSBs.  In addition, the independent accountants’ fees were an additional $5,600 over the amount accrued as at August 31, 2007.   The payment for the November 30, 2007 interim financial statements was $2,750, for the February 29, 2008 interim financial statements was $3,000 and for the statements attached to this Form 10-QSB is $3,000.

ii.	Standard monthly bank charges for the nine months.

iii.	Office work performed for the Company.

iv.	Represents the cost to edgarize two Form 10K-SB and Form 10Q-SB.

v.
The Company engaged the services of an exploration company during the period to ensure the SF claim was maintained in good standing until January 12, 2008.  In January 2008, the Company allowed the SF claims to expire and no longer has any interest in these claims.  The Company has acquired the San Carlos Gold Claim located in the Philippines for the sum of $5,000 from Ramos Ventures Ltd.

vi.	Represents the cost of obtaining a new CUSIP number after the forward stock split.

vii	Represents the fees paid to the attorney to undertake the forward split of the shares based on 1 old share converted into 20 new shares and the notarization of various documents.

viii.
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

ix.	Office expenses comprised certain outside typing services provided and delivery of various documents to the attorney mentioned in “vii” above.

x.
The Company does not incur any rental expense since it uses the office of its former President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Donated Capital".

       xi.             The Company does not have its own telephone number but uses the telephone number of its former President.  Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Donated Capital ".

xii.	Represents various changes for preparation of share certificates for the forward stock split, changing of transfer agent and obtaining shareholders’ reports.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 21,250	$ 40,013	$ 61,263
Bank charges	2	150	-	150
Edgar filing fees	3	1,150	-	1,150
Exploration expenses	5	-	-	-
Filing fees and franchise taxes	6	375	-	375
Office	7	1,000	5,119	6,119
Transfer agent's fees	8	1,200	-	1,200
Estimated expenses		$ 25,125	$ 45,132	$ 70,257

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB – May 31, 2008	$ 1,250	$ 3,000	$ 4,250
Form 10-K – Aug 31, 2008	1,500	10,000	11,500
Form 10-Q - Nov. 30, 2008	1,250	3,000	4,250
Form 10-Q – Feb. 29, 2009	1,250	3,000	4,250

	$ 5,250	$ 19,000	$ 24,250

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

     3.       Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $250 and the cost of filing the 10-K will be $400.

     5.        In January 2008, the Company allowed the SF claims to expire and therefore no longer has any interest in the claims themselves.  The Company has acquired a 100% interest in the San Carlos Gold Claim located in the Philippines but has yet undertaken no work on the claim.

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

The Company will have to raise sufficient funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

The Company does not expect to purchase or sell any plant or significant equipment during the next year.

The Company does not expect any significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has had no revenue since inception and its accumulated deficit is $300,500.  To date, the growth of the Company has been funded by the sale of shares and advances by its former directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months will be to identify another mineral claim to replace the SF claim or another business opportunity which will be beneficially to the Company.  In this regard, the Company has paid $5,000 during the period to a geologist to identify a mineral claim for the Company.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $123,669 less the amount in the bank account and the collection of the receivables; totaling $1,964.  At present, the Company does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  The Company’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The SF claim and the San Carlos Gold Claim

The Company has abandoned the SF claim.   On February 2, 2008 the Company acquires a 100% interest in the San Carlos Gold Claim located in the Philippines for $5,000 from Ramos Ventures Ltd., an unrelated company.   No work has yet been performed on the San Carlos Gold Claim.

RISK FACTORS

Our shareholders and any future investors must be aware of the following risk factors prior to investing in the Company’s common stock.   It must be emphasized that the Company, if any of these risks become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

1.
The Company’s share price will be subject to the Penny Stock Rule which will result in any broker-dealer involved in the Company’s shares having increased administrative responsibilities which will have a negative effect on both the Company’s ability to raise funds and an investor’s ability to purchase or sell his shares.

The Company’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

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

A broker-dealer will have to undertake certain administrative functions required when dealing in a penny stock transaction.   Disclosure forms detailing the level of risk in acquiring the Company’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.   In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of the Company’s shares.

From the Company’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount.   Ordinary investors might not be willing to subscribe to shares in the capital stock of the Company due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

RISKS ASSOCIATED WITH THE COMPANY

1.	The Company has a limited operating history in which new investors can value the performance of the Company, its management and its future expectations.

The Company commenced its operations in 1998 but only became involved in the mineral exploration industry in January 2001.  With no past operating history, any meaningful evaluation of the Company is difficult.  Having been mainly inactive since its inception, the Company is basically a start-up company and therefore there is no history available which will allow a new investor to assess its business plan, its management and its future operations.  Without these three factors, a new investor cannot make a meaningful decision as to whether or not the purchase of shares in the Company is a wise investment.

2.	The Company has a lack of working capital which, unless obtained on acceptable terms in the future, will inhibit its future growth strategy.

The only present source of working capital available to the Company is through the sale of common shares, incurring debt or other borrowing.  At present, the Company does not have adequate funds to conduct operations and financing may not be available when needed.  Even if the financing is available, it may be on terms the Company deems unacceptable or are materially adverse to shareholders’ interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  The Company’s inability to obtain financing would have a materially adverse effect on its ability to implement its growth strategy, and as a result, could require it to cease its operations.  An investor may be investing in a company that does not have adequate funds to conduct its operations and, if so, an investor might lose all of his investment.

3.	The Company has incurred losses since its inception and therefore has an accumulated deficit which might inhibit the raising of additional capital.

Since inception, the Company has incurred losses and has an accumulative deficit of $300,005 as at May 31, 2008.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

4.	The auditors have examined the financial statements based on the Company being a going concern but have substantial doubt that it will be able to continue as a going concern.

The Company’s auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements attached to its 10-KSB for the year ended August 31, 2007, has stated in their audit report the following:

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

The auditors are concerned that the Company, without any established source of revenue and being dependent on its ability to raise capital from its shareholders or other sources might not be able to sustain operations.  If this is the case, Stanford, without adequate future funding, might not be able to continue as a going concern.  This might result in the total loss of the investor’s investment.

5.	Absence of cash dividends may affect a shareholder’s return on investment.

The Board of Directors does not anticipate paying cash dividends on the outstanding shares, both now and in the future, and intends to retain any future earnings to finance its exploration activities on the mineral claim to be obtained in the near future.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.  An investor should be aware that a dividend, either in cash or shares, may never be paid by the Company and, therefore, the shares of the Company should not be purchased by an investor as an income producing security.

6.	There is an absence of recent exploration activities on the San Carlos Gold claim other than the preparation of a geological report containing an initial exploration program.

Since 1990 there has been no significant exploration activity on the San Carlos Gold claim, except for several properties being drilled by junior mineral exploration companies west of the claim.   The Company does not have sufficient funds to under take the exploration program recommended by Jeffrey Manalastas, Professional Geologist.

7.	No matter how much money is spent on exploring the San Carlos Gold claim there may never be an ore reserve found.

No matter how much the Company spends on exploration activities it may never discover a commercially viable quantity of ore on the San Carlos claim.  Most exploration activities do not result in the discovery of commercially mineable deposits of ore.  In fact, it is extremely remote that a mineral property will become a producing mine.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)           Changes in Internal Controls

There were no material changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its mineral claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

On November 28, 2007, Glen Macdonald resigned as President, Chief Executive Officer and as a Director of the Company and the Board of Directors elected Janay B. Gregorio, Professional Geologist located in the Philippines, as a Director.   Subsequently the Board of Directors appointed Janay Gregorio as President and Chief Executive Officer of the Company.

On November 30, 2007, Vera McCullough resigned as Secretary Treasurer and as a Director and William Nielsen resigned as Chief Financial Officer, Chief Accounting Officer and as a Director.   Immediately thereafter Janay Gregorio, President and sole Director, appointed Reynan Ballan, Professional Geologist, as a Directors and as Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer.

In a subsequent transaction, Glen Macdonald sold 8,000,000 post-split shares to Jayan Gregorio in a private transaction.

In January 2008, the Company allowed the SF claims to lapse without maintaining them in good standing.  The Company, therefore, has no further interest in the mineral claims and has not liabilities attached thereto  On February 2, 2008 the Company acquired a 100% interest in the San Carlos Gold Claim located in the Philippines.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

1.           Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.2	Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on August 23, 2006)

1.3	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on August 26, 2003)

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4           Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

Form 8-K                      November 28, 2007 – Announcing the resignation of Glen Macdonald as President, Chief Executive Officer and as a Director.   In his place the Board of Directors appointed Janay B. Gregorio as a Director and as President and Chief Executive Officer of the Company.

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

Dated: July 15, 2008

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  July 15, 2008