Form 10-K
period 2008-08-31
STANFORD MANAGEMENT LTD
filed 2008-12-01
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended : August 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from_____to______
Commission File number: 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of Company as specified in charter)

Delaware	98-0413066
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2431 M. de la Cruz Street Pasay City, Philippines
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 011-632-813-1139

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Stanford’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [ X ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Stanford.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2008, Stanford has 52,170,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Stanford Management Ltd. was incorporated under the laws of Delaware on September 24, 1998 and has no subsidiaries and no affiliated companies.  Stanford’s executive offices are located at 2431 M. de la Cruz Street, Pasay City, Philippines (Tel: 011-632-813-1139)

Stanford has not been in bankruptcy, receivership, or similar proceedings since its inception.  Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Stanford intends to furnish annual reports to stockholders containing audited financial statements, quarterly reports and such other periodic reports as it may determine to be appropriate.

Stanford has ownership interest in the mineral rights on the claim called the San Carlos Gold Claim (“San Carlos”) in the Philippines but no longer has an interest in the SF claims.  During the next several years, Stanford will explore the San Carlos   The SF claims were allowed to lapse and Stanford does not have any interest in the minerals attached to the SF claim.  Stanford is considered a “pre-exploration stage company” since there is no assurance that a commercially viable mineral deposit, a reserve, exists on the San Carlos until appropriate exploration work is done and a comprehensive study based upon such work has concluded legal and economic feasibility.

A reserve is part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

Stanford acquired on February 2, 2008 a 100% interest in the mineral rights to the San Carlos, which will be explored for gold and silver.  Stanford acquired these rights to the San Carlos through the purchase from Ramos Ventures Inc., an unrelated Philippine company, for the price of $5,000.  The rights to the minerals will remain with Stanford so long as they do not abandon the San Carlos.   There is no annual assessment work required on the San Carlos.

Stanford has no revenues to date from the exploration of the San Carlos, and its ability to effect its plans for the future will depend on the availability of financing.  Such financing will be required to explore the San Carlos to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Stanford plans to obtain such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Stanford will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

 Currently, Stanford has two directors, Jancy Gregario and Reynan Ballan.

Stanford did not have sufficient capital in 2000 and 2001 to pay the annual costs to the State of Delaware and therefore on May 16, 2002 Stanford filed a Certificate of Renewal and the Revival of the Certificate of Incorporation to ensure it was in good standing in the State of Delaware.

On October 13, 2006, Stanford‘s registration statement became effective and therefore Stanford is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q on a periodic basis.

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

Stanford presently has minimal day-to-day operations; consisting of preparing the reports filed with the SEC as required.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $305,689 as at August 31, 2008.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

4.	The auditors have examined the financial statements based on the Company being a going concern but have substantial doubt that it will be able to continue as a going concern.

The Company’s auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements attached to its 10-K for the year ended August 31, 2008, has stated in their audit report the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses in developing its butsiness, and further losses are anticipated.  These factors raise substantial doubt the Company’s ability to continue as a going concern.  Management plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

The auditors are concerned that the Company, without any established source of revenue and being dependent on its ability to raise capital from its shareholders or other sources might not be able to sustain operations.  If this is the case, the Company, without adequate future funding, might not be able to continue as a going concern.  This might result in the total loss of the investor’s investment.

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

6.	There is an absence of recent exploration activities on the San Carlos other than the preparation of a geological report containing an initial exploration program.

Since its purchase on February 2, 2008, there has been no significant exploration activity on the San Carlos, except for several properties being drilled by junior mineral exploration companies west of the claim.   The Company does not have sufficient funds to under take the exploration program recommended by Jeffrey Manalastas, Professional Geologist.

7.	No matter how much money is spent on exploring the San Carlos there may never be an ore reserve found.

No matter how much the Company spends on exploration activities it may never discover a commercially viable quantity of ore on the San Carlos.  Most exploration activities do not result in the discovery of commercially mineable deposits of ore.  In fact, it is extremely remote that a mineral property will become a producing mine.

ITEM 2. DESCRIPTION OF PROPERTY

1.           SAN CARLOS GOLD CLAIM

Stanford purchased a 100% interest in San Carlos. The property consists of one – 6 unit claim block containing 92.7 hectares which have been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Philippines.

San Carlos, located about 30 km Northwest of the city of San Carlos, (closest city) lies 30 km Northwest of San Carlos and 40 km Northeast of Dagupan, is a gold exploration project, located 35 km East of the past producing Villanueva Gold Mine. The claims are accessible by all-weather government-maintained roads to the town of San Carlos (to the Southeast) and to Dagupan to the North East. Year-round deep sea port facilities at Iba and the skilled population base found between San Carlos and Dagupan is readily available.

The past producing mines yielded 27 million ounces of gold during the years 1919 and 1998.
The district is immensely rich in mineral resources. The high elevation forest of the district have concentrations of heavy minerals like Ilmenite, Rutile, Monosite and Zircon which offer scope of exploitation for industrial purpose.

A recommended two phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying will enhance the targets for diamond drilling. This exploration program to fully evaluate the prospects of the San Carlos, at a cost of Php 1,756,211 is fully warranted to be undertaken.

Previous exploration work to investigate the mineral potential of the property has outlined some favourable areas for continued exploration and development.

2.           PROPERTY DESCRIPTION AND LOCATION

San Carlos project consists of 1 unpatented mineral claim, located 30 kilometers Northwest of the city of San Carlos  at UTM co-ordinates Latitude 10°30’00”N and Longitude 123°29’00”E. The mineral claim was assigned to Stanford by Ramos Ventures Ltd and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

3.           ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE ANDTOPOGRAPHY

San Carlos is accessible from San Carlos by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. San Carlos lies in a non-active seismic area, which means that it is free from major earthquakes. The city was formed in the so-called Carbon period, some 350 million years ago. During this period, large shallow marshes were formed with abundant vegetation. The rotting plants and trees in these marshes turned into peat and later into coal.  The town still has large coal reserves, the basis for the city’s coal mining industry of today.

The Philippines is situated between 5 and 22 degrees North latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 meters.  Due to the steep, deforested, mountains on average 60 percent of the rainwater runs off fast to the sea.  The remaining 40 percent partly evaporates partly seeps through to the island’s underground water aquifier.

San Carlos has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in San Carlos.

4.           HISTORY

Deposits of shell and eroded sand formed the basis for the limestone, which makes up most of Philippines. This limestone was, over the ages, pushed upwards, making it possible to find today sea fossils high in the country’s mountains. This pushing up continues today. It is caused by the fact that the Philippine Plate, on which most of the country lies, is slowly diving under the Eurasian Plate of the mainland of Asia.

Philippines are characterized by steep mountains without any substantial forest cover. Highest peaks reach over 1,000 meters. The island is 300 km long and 35 km wide. High, steep mountains, short distances and lack of forest cover mean that rainwater runs fast to the sea, causing substantial erosion.

The island has vast copper, gold and coal reserves which are mined mainly in the central part.

Numerous showings of  mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby Villanueva Gold Mine (35 kilometers away) producing 165,000 ounces of  Gold annually.

During the 1990’s several properties west of San Carlos were drilled by junior mineral exploration companies.

Stanford is preparing to conduct preliminary exploration work on the property.

5.           GEOLOGICAL SETTING

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusives such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are  sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

Stratigraphy

The principal bedded rocks for the area of San Carlos Gold Claim (and for most of the Philippines for that matter) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold at the Villanueva Gold Mine (which, as stated above, is in close proximity to the San Carlos) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.

Intrusive

In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

Recent exploration result for gold occurrence in San Carlos, Kalinga is highly encouraging. Gold belt in sheared gneissic rocks is found in three subparallel auriferous load zones where some blocks having 220 to 450 meter length and 1.5 to 2 metre width could be identified as most promising ones.

Structure

DEPOSITIONAL ENVIRONMENT / GEOLOGICAL SETTING: Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

HOST/ASSOCIATED ROCK TYPES: Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

TECTONIC SETTING(S): Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

DEPOSITIONAL ENVIRONMENT / GEOLOGICAL SETTING: Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

6.           DEPOSIT TYPES

Deposits are from a few millimeters to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the norths triking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

 (i)            steeply dipping northweststriking shears;
(ii)            flatdipping (1040) fractures (flatmakes); and
(iii)           shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

7.           MINERALIZATION

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

8.           EXPLORATION

Previous exploration work has not to the author’s knowledge included any attempt to drill the structure on San Carlos. Records indicate that no detailed exploration has been completed on the property.

Property Geology

To the east of the property is intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusives also consist of a large mass of granodiorite towards the western most point of the property.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.

9.           DRILLING SUMMARY

No drilling is reported on the San Carlos.

10.           SAMPLING METHOD; SAMPLE PREPARATION; DATA VERIFICATION

All the exploration conducted to date has been conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices. No opinion as to the quality of the samples taken can be presented.
No other procedures of quality control were employed and no opinion on their lack is expressed.

11.           ADJACENT PROPERTIES

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

12.           INTERPRETATIONS AND CONCLUSIONS

The area is well known for numerous productive mineral occurrences including the Villanueva Gold Claim.

The locale of the San Carlos is underlain by the units of the Precambrian rocks  that are found at those mineral occurrence sites.

These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Potential mineralization to be found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

13.           RECOMMENDATIONS

A two phased exploration program to further delineate the mineralized system currently recognized on San Carlos is recommended.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Budget

The proposed budget for the recommended work in Php 1,756,211 (US $38,227) is as follows:

Phase I
	Philippine Paso	U. S. Dollar

1. Geological Mapping	321,420	6,996

2. Geophysical Surveying	279,500	6,084

TOTAL PHASE I	600,920	13,080

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and assaying)	1,155,291	25,147

TOTAL EXPLORATION	1,756,211	38,227

The Company’s Main Product

Stanford’s primary product will be the sale of minerals, both precious and commercial.  No minerals have been found to exist on the San Carlos and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Stanford’s Exploration Facilities

No decision has been made as to what type, if any, explorations facilities will be constructed on the San Carlos.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters have been submitted for securities holders’ approval since March 9, 2007 – the date of the last annual general meeting of stockholders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 27, 2007, FINRA (Financial Industry Regulatory Authority) pursuant to NASD Rule 6640 and Rule 15c-2-11 under the Securities Exchange Act of 1934 cleared Stanford’s request for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.

Since its inception, Stanford has not paid any dividends on its common stock, and Stanford does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2008 Stanford had 52 shareholders; one of these shareholders is an officer and director of Stanford.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Stanford.  The number of shares presently subject to Rule 144 is 8,000,000 shares.  The share certificate has the appropriate legend affixed thereto.  Presently, under Rule 144, the number of shares which could be sold, if an application is made, is 521,700 shares.  The 8,000,000 shares, mentioned above, are the only shares issued by Stanford which are restricted.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan.  In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Stanford.

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  As at August 31, 2008 there were a total of 52,170,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2008, the Company had $1,946 in cash, $5,000 in mineral property for purchase of the San Carlos in the Philippines and liabilities of $131,185.  The liabilities of $124,561 owed to general creditors are as follows: auditors - $5,000, internal accountant - $39,213, former directors and officers - $74,914 and office – $5,434.  The amount owed to related parties of $6,624 is non-interest bearing and has no fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 24,850
Bank charges and interest	ii	277
Edgarizing	iii	1,200
Exploration and filing fees	iv	5,320
Filing fees and franchise taxes	v	466
Legal	vi	4,146
Management fees	vii	6,000
Office	viii	2,184
Rent	ix	4,200
Telephone	x	2,400
Transfer agent's fees and interest	xi	4,195
Total expenses		$ 55,238

i.
The Company has paid its auditors, Dale Matheson Carr-Hilton LaBonte LLP, $14,350 and an accrual of $5,000 for the August 31, 2008 audit.  The Company accrued $1,250 each for the November 2007, February and May 31, 2008 for preparation of working papers for filing with the various Form 10-Qs and $1,750 for the year end working papers.

ii.	During the year Stanford incurred $138 in bank charges and $139 in foreign exchange loss.

iii.	Represents the cost to edgarize certain documents required for filing with the SEC.

iv.
Stanford engaged the services of WGT Gas (NWT), an unrelated company, to explore the SF claims.   No results were found and the SF was abandoned.  In addition to the exploration expenses Stanford purchased the San Carlos in the Philippines for $5,000.

v	The Company paid $230 to obtain a new CUSIP after the 20 to 1 forward split of its common shares and paid $229 to maintain the Company in good standing in the State of Delaware.

vi.	The Company incurred legal fees of $3,000 for the forward split of its shares and another $1,146 for the notarization of certain corporate documents.

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

viii.
Office expenses of $2,184 comprised certain administrative services performed on behalf to the Company for $1,000 and the balance of $1,184 was for courier, faxing, photocopying and office supplies during the year.

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

xi.
During the year, the Company terminated its involvement with Nevada Agency & Trust Company and paid them $1,340 for acting as transfer agent subsequent to the forward split and as a termination fee.   The Company now uses as its transfer agent, Holladay Stock Transfer and has paid them $2,855 during the current year.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 19,500	$ 44,212	$ 63,712
Bank charges	2	150	-	150
Edgar filing fees	3	1,200	-	1,200
Filing fees and franchise taxes	4	375	-	375
Office	5	1,000	5,435	6,435
Repayment to former Directors	6	-	74,914	74,914
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 23,425	$ 124,561	$ 147,986

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2007	$ 1,250	$ 3,000	$ 4,250
Form 10Q – Feb 28, 2008	1,250	3,000	4,250
Form 10Q - May 31, 2008	1,250	3,000	4,250
Form 10K - Aug 31, 2008	1,750	5,000	6,750

	$ 5,500	$ 14,000	$ 19,500

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

     3.        Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $250 and the cost of filing the 10-K will be $450.

4. Filing fees to The Company Corporation as a registered agent in the State of Delaware is estimated at $215 per year. Franchise taxes paid to the State of Delaware are $160.

5.
Certain advances and expenses incurred by the former directors and officers in the past years has been reclassified to accounts payable from due to directors.   None of these advances and expense payments on behalf of the Company bears interest and are on a demand basis.

6. Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges giving consideration to some of the expenses not being of a recurring nature.

7. Estimated amount due to transfer agent during the forthcoming year.

Stanford will have to raise sufficient funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Stanford does not expect to purchase or sell any plant or significant equipment during the next year.

Stanford does not expect any significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Stanford are included following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2008 and through the subsequent period to, to the best of Stanford’s knowledge, there have been no disagreements with Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Dale Matheson Carr-Hilton LaBonte LLP would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of August 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the fiscal year ended August 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There is no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company.    Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8(b)                                Changes in Internal Controls

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

The following table sets forth as of August 31, 2008, the name, age, and position of each of its executive officers and directors and the term of office of each director of Stanford.

Name	Age	Position Held	Term as Director Since

Jancy Boy Gregorio	29	President, CEO and Director	2007

Reynan Ballan	30	CFO, CAO, Secretary Treasurer and Director	2007

The directors of Stanford serve for a term of one year and until their successors are elected at Stanford’s Annual Shareholders’ Meeting and are qualified, subject to removal by Stanford’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Audit Committee

The Audit Committee of Stanford currently consists of Jancy Gregorio and Reynan Ballan.   The Audit Committee has received and discussed the audited financial statements.  Jancy Gregorio, on behalf of the Audit Committee, has discussed with the independent auditors the matters required to be discussed by SAS 61 and has received the written disclosures and the letters from the independent accountants required by Independence Standards Board Standard No. 1.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this prospectus.

The overall general function of the audit committee is to review the overall audit plan and Stanford’s system of internal control, to review the results of the external audit, and to resolve any potential dispute with Stanford’s auditors.  The percentage of common shares beneficially owned, directly or indirectly, or over even which control or direction is exercised by all directors and officers of Stanford, collectively, is approximately 15 percent of the total issued and outstanding shares.  The directors will be appointing 2 independent members of the Audit Committee; each one being a non-director and non-officer of Stanford.  These individuals have not yet been identified.

The following are biographies of the directors and officers of Stanford.

Jancy Gregorio attained a Bachelor of Science degree in Geology in 1999 from the University of the Far East in Manila, Philippines after attending four years of university.   Presently he is active in carrying out tests on mining sites in the Philippines.

Reynan Ballan is a professional geologist who obtained his Bachelor of Science degree in 2000 from Ateneo University in Manila, Philippines.  He is presently employed in conducting geological surveys of mineral properties in the Philippines.

Jancy Gregorio and Reynan Ballan do not hold a directorship position on any other reporting companies.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Stanford to become directors or executive officers.

Significant Employees, Full and Part time and Hours Worked

Other than the two directors of Stanford, Jancy Gregorio and Reynan Ballan, Stanford has no other employees.  If neither of our two directors is not available during the exploration of the San Carlos Stanford will have to consider hiring consultants to oversee the exploration activities.  The consultants would only be hired for the duration of the exploration program and once it has been completed they will no longer be engaged in any activities of Stanford.   Stanford does not wish, at the present time due to lack of capital, to retain employees during periods when the San Carlos is not being explored.

Jancy Gregorio and Reynan Ballan do not work full time for Stanford.  They may each spend up to 5 hours a month on administrative work for Stanford.  During the exploration program, it is anticipated either one of them, being professional geologists, will spend approximately 20 hours a week on supervising the program.

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

The following table sets forth as at August 31, 2008, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Glen Macdonald	Former Chief Executive Officer, President and Director	4	December 11, 2007

Vera McCullough	Former Secretary Treasurer and Director	4	December 11, 2007

Both the new directors contemplating filing Form 3’s.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Stanford during the fiscal year ended August 31, 2008.

The following table sets forth compensation paid or accrued by Stanford during the fiscal years ended August 31, 2004 to 2008 to Stanford’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.

Summary Compensation Table (2004-2008)

                                     Long Term Compensation (US Dollars)
                                                     Annual Compensation                                                                            Awards                                              Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Securities underlying Options/ SARs (#)	LTIP payouts ($)	All other compensation ($)

Glen Macdonald Former Chief Executive Officer, President and Director	2004 2005 2006 2007 2008	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Vera McCullough Former Secretary Treasurer, Chief Financial Officer and Director	2004 2005 2006 2007 2008	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

William Nielsen Former Chief Accounting Officer and Director	2004 2005 2006 2007 2008	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Jancy Gregorio President, Chief Executive Officer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Reynan Ballan Secretary Treasurer, Chief Financial Officer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

There has been no compensation given to either of the Directors or Officers during the periods ended August 31, 2004 to 2008.  There are no stock options outstanding as at August 31, 2008, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of shares of Stanford’s common stock as of August 31, 2008 (52,170,000 shares issued and outstanding) by all directors, executive officers and beneficial owners of more than five (5%) of our shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jancy Gregorio 2432 M. de la Cruz Street Pasay City, Metro Manila, Philippines	8,000,000 (3)	15

Common Stock	Reynan Ballan 2429 M. de la Cruz Street Pasay City, Metro Manila, Philippines	0	-

Common Stock	Ownership of all Directors and Officers as a group	8,000,000	15

(1)	Jancy Gregorio has sole voting power and sole dispositive power as to all the shares shown as beneficially owned by him.

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

(3)
The shares held by Jancy Gregorio are restricted since they were issued to a director in compliance with an exemption from registration by Section 4(2) of the Securities Act of 1933, as amended.   After these shares have been held for one year, Jancy Gregorio could sell a percentage of his shares based on one percent of the issued and outstanding shares of Stanford.  In other words, Gregorio’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144.   The share certificate bears a ‘stop transfer’ legend on it.   As at August 31, 2008, the number of shares which could presently be sold pursuant to Rule 144 is 521,700 shares.

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

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4 Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Stanford’s annual financial statements and the review included in Stanford’s Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $32,780.

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

STANFORD MANAGEMENT LIMITED
(Registrant)

By:    JANCY BOY GREGORIO
Jancy Boy Gregorio
Chief Executive Officer,
President and Director

Date: November 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:  JANCY BOY GREGORIO
Jancy Boy Gregorio
Chief Executive Officer,
President and Director

By:  REYNAN BALLAN
Reynan Ballan
Chief financial Officer, Secretary
Treasurer and Director

Letterhead

To the Stockholders and Board of Directors of Stanford Management Ltd. (an exploration stage company),

We have audited the accompanying balance sheets of Stanford Management Ltd. (the “Company”) (an exploration stage company) as of August 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the cumulative period from September 24, 1998 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from September 24, 1998 (inception) to August 31, 2003 were audited by other auditors whose report dated November 21, 2003 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from September 24, 1998 (inception) to August 31, 2003 reflect a total net loss of $98,072 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the cumulative period from September 24, 1998 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

                                            “DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
November 14, 2008

[Missing Graphic Reference]

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS	August 31, 2008	August 31, 2007

Current Assets

Cash	$ 1,946	$ 26,275

	1,946	26,275

Mineral Property (Note 3)	5,000	-

Total Assets	$ 6,946	$ 26,275

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 53,543	$ 42,210
Due to related parties (Note 5)	77,642	65,666

	131,185	107,876

Going Concern Contingency (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock $0.001 par value (Note 6)
500,000,000 authorized
52,170,000 outstanding (2007 – 52,170,000)	52,170	52,170
Additional paid in capital	3,280	3,280
Donated capital (Note 7)	126,000	113,400
Deficit accumulated during the exploration stage	(305,689)	(250,451)

	(124,239)	(81,601)

Total liabilities and stockholders’ deficiency	$ 6,946	$ 26,275

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended August 31, 2008	Year ended August 31, 2007	September 24, 1998 (Inception) to August 31, 2008

Bank charges, interest and foreign exchange loss	$ 277	$ 1,877	$ 7,851
Consulting	-	-	6,000
Exploration expenses	5,320	2,150	20,940
Filing fees	1,666	2,609	6,670
Management fees (Note 7)	6,000	6,000	60,000
Office and general (recovery)	2,184	2,033	13,650
Professional fees	28,996	23,400	116,355
Rent (Note 7)	4,200	4,200	42,000
Telephone (Note 7)	2,400	2,400	24,000
Transfer agent’s fees	4,195	1,592	16,812

Net loss from operations	(55,238)	(46,261)	(314,278)

Gain on settlement of debt	-	8,589	8,589

Net loss	$ (55,238)	$ (37,672)	$ (305,689)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	52,170,000	52,170,000

The accompany notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended August 31, 2008	Year ended August 31, 2007	September 24, 1998 (Inception) to August 31, 2008

Cash flows from Operating Activities
Adjustment to reconcile net loss to net cash Used in operating activities:
Net loss	$ (55,238)	$ (37,672)	$ (305,689)
Donated services	12,600	12,600	126,000
Gain on settlement of debt	-	(8,589)	(8,589)
Changes in non-cash working capital item

Accounts payable and
accrued liabilities	11,333	(6,854)	53,543

Cash used in operating activities	(31,305)	(40,515)	(134,735)

Cash flows from Financing Activities

Capital stock issued	-	50,000	55,450
Advances from related parties	11,976	16,790	86,231

Cash provided by financing activities	11,976	66,790	141,681

Cash flows from Investing Activities

Acquisition of mineral properties	(5,000)	-	(5,000)

Cash used in investing activities	(5,000)	-	(5,000)

Change in cash during the year	(24,329)	26,275	1,946

Cash, beginning of the year	26,275	-	-

Cash, end of the year	$ 1,946	$ 26,275	$ 1,946

Supplemental disclosure of cash flowinformation:
Cash paid for:

Interest		$ -	$ -

Income taxes		$ -	$ -

The accompanying notes are an integral part of these financial statements

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 24, 1998 (Inception) to August 31, 2008

	Number	Par Value	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the exploration Stage	Total
Capital stock issued
For cash - at $0.00005	40,300,000	$ 40,300	$(38,285)	$ -	$ -	$ 2,015
- at $0.0005	6,870,000	6,870	(3,435)	-	-	3,435
Donated capital	-	-	-	12,600	-	12,600
Net loss for the period	-	-	-	_____-	(17,294)	(17,294)

Balance, Aug 31, 1999	47,170,000	47,170	(41,720)	12,600	(17,294)	756
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(15,583)	(15,583)

Balance, Aug 31, 2000	47,170,000	47,170	(41,720)	25,200	(32,877)	(2,227)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(18,415)	(18,415)

Balance, Aug 31, 2001	47,170,000	47,170	(41,720)	37,800	(51,292)	(8,042)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(18,160)	(18,160)

Balance, Aug 31, 2002	47,170,000	47,170	(41,720)	50,400	(69,452)	(13,602)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	______-	(28,620)	(28,620)

Balance, Aug 31, 2003	47,170,000	47,170	(41,720)	63,000	(98,072)	(29,622)
Donated capital	-	-	-	12,600	-	12,600
Net Loss for the year	-	-	-	-	(33,983)	(33,983)

Balance, Aug 31, 2004	47,170,000	47,170	(41,720)	75,600	(132,055)	(51,005)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(36,602)	(36,602)

Balance, Aug 31, 2005	47,170,000	47,170	(41,720)	88,200	(168,657)	(75,007)
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(44,122)	(44,122)

Balance, Aug 31, 2006,	47,170,000	47,170	(41,720)	100,800	(212,779)	(106,529)

Capital stock issued For cash – at $0.01	5,000,000	5,000	45,000	-	-	50,000
Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(37,672)	(37,672)

Balance, Aug 31, 2007	52,170,000	52,170	3,280	113,400	(250,451)	(81,601)

Donated capital	-	-	-	12,600	-	12,600
Net loss for the year	-	-	-	-	(55,238)	(55,238)

Balance, Aug 31, 2008	52,170,000	$ 52,170	$ 3,280	$126,000	$ (305,689)	$(124,239)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 August 31, 2008

Note 1                        Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998.

The Company is in the exploration stage with respect to its mineral property.  The Company has purchased a mineral claim and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from its capitalized property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore and complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $305,689 since inception and at August 31, 2008 has a working capital deficiency of  $129,239.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due and ultimately to generate profitable operations in the future.  The Company’s current operating expenses are being funded by way of loans from a director.  Refer to Note 5. Management intends to obtain additional financing from directors or private placements.

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

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3  Summary of Significant Accounting Policies – (continued)

Mineral Property

The Company has been in the exploration stage since its formation on September 24, 1998 and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2: “Whether Mineral Rights Are Tangible or Intangible Assets”.   In accordance with the EITF 04-2, acquisition costs of mineral rights are accounted for as tangible assets and shown as a separate component of property, plant and equipment.   Cost relating to exploration and development are expensed as incurred until such time as economic reserves are quantified.   To date, the Company has not established any proven reserves on any of its mineral properties.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a unit-of-production basis.   Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.   Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.   Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of share based transactions, and donated services.  Other areas requiring estimates include deferred tax valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3  Summary of Significant Accounting Policies – (continued)

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

The FASB issued Statement Number 109 in Accounting for Income Taxes (“FASB 109”) which is effective for fiscal years beginning after December 15, 1992.  FASB 109 requires the use of the asset and liability method of accounting for income taxes.   Under the assets and liability method of FASB 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3                        Summary of Significant Accounting Policies – (continued)

Income Taxes – continued

The Company adopted the provisions of  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended August 31, 2008.

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

Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximates fair value because of the short term maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of amounts due to related parties is not readily determinable as they do not have any stated terms of repayment.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3                       Summary of Significant Accounting Policies – (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended August 31, 2008, the Company has no items that are included in comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption but does not believe that it will have a material effect on its financial statements. ..

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3                       Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements – (continued)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption  but does not believe that it will have a material effect on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 3                       Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements – (continued)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  This new pronouncement is not expected to have a material effect on the Company’s financial statements.

Note 4                        Mineral Claims (unproven)

In January 2008, the Company allowed its mineral claim in the SF claims to expire and had no further interest in the minerals claims thereon.   The Company has no future liability attached to the SF claims.

On February 2, 2008, the Company purchased for $5,000 a 100% interest in a mineral property called San Carlos Gold Claim located in the Philippines from Ramos Ventures Ltd., a non related company. The Company capitalized the  cost to mineral property  during the year ended August 31, 2008.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 5                        Due to Related Parties

Amounts due to related parties are comprised of advances from current and former directors of the Company and are unsecured, do not bear interest and have no fixed repayment terms.

Note 6                        Share Capital

On March 9, 2007, at the Annual Meeting of Stockholders a Resolution was approved whereby the authorized share capital was increased from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

On June 5, 2007, the Company completed a private placement under its effective registration statement whereby 250,000 common shares were issued at a price of $0.20 per share for a total consideration of $50,000.

Effective September 19, 2007, the Company completed a forward split of its shares of common stock at a ratio of twenty (20) new shares, for every one (1) old share currently held.   The Company agreed that the authorized share capital remain the same at 500,000,000 shares with a par value of $0.001 per share and not subject to the forward split. All share amount have been retroactively adjusted for all periods presented.

There were no stock transactions during the year ended August 31, 2008.

As at August 31, 2008 and 2007, there were no stock options or warrants outstanding.

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 7 Donated Capital

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.   Directors and Officers of the Company have provided certain administrative services at no charge.   The estimated fair value of these services has been recorded as donated capital as follows:

	Year ended August 31, 2008	Year ended August 31, 2007	Sept. 24, 1998 (inception) to August 31, 2008

Management fees	$ 6,000	$ 6,000	$ 60,000

Rent	4,200	4,200	42,000

Telephone	2,400	2,400	24,000

	$ 12,600	$ 12,600	$ 126,000

Note 8   Deferred Tax Taxes

The Company has net operating loss carryforward of approximately $311,000, which commence expiring in 2027.  Pursuant to SFAS No. 109, the Company is required to compute tax assets benefiting for net operating losses carried forward.   Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation are scheduled below.

	August 31, 2008	August 31, 2007

Net loss	$ 55,238	$ 37,672
Statutory tax rate	35%	35%

Deferred tax asset	19,333	13,185
Valuation allowance	(19,333)	(13,185)

Net deferred tax asset	$ -	$ -

STANFORD MANAGEMENT LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Note 8   Deferred Tax Assets – (continued)

 The company has uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.

Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions. Management has not recognized any tax benefits related to these uncertainties.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.