Form 10-Q
period 2008-11-30
STANFORD MANAGEMENT LTD
filed 2009-01-12
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

December 31, 2008:                                           52,170,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2008 and August 31, 2008	4

	Statement of Operations For the three months ended November 30, 2008 and 2007 and for the period September 24, 1998 (Date of Inception) to November 30, 2008	5

	Statement of Cash Flows For the three months ended November 30, 2008 and 2007 and for the period September 24, 1998 (Date of Inception) to November 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Changes in Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Stanford Management Ltd. (a pre-exploration stage company) at November 30, 2008 (with comparative figures as at August 31, 2008) and the statement of operations for the three months ended November 30, 2008 and 2007 and for the period from September 24, 1998 (date of inception) to November 30, 2008 and the statement of cash flows for the three months ended November 30, 2008 and 2007 and for the period from September 24, 1998 (date of incorporation) to November 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANFORD MANAGEMENT LTD.
(A Pre -Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Current Assets

Cash	$ 1,179	$ 1,946

Total Assets	$ 1,179	$ 1,946

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 127,061	$ 53,543
Due to related parties – Note 4	11,624	77,642

Total current liabilities	138,685	131,185

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	132,430	129,280
Deficit accumulated during the pre-exploration stage	(322,106)	(310,689)

Total stockholders’ deficiency	(137,506)	(129,239)

	$ 1,179	$ 1,946

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended November 30, 2008 and 2007 and for the period from September 24, 1998 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Three months ended November 30, 2008	Three months ended November 30, 2007	Sept. 24, 1998 (Inception) to November 30, 2008

Revenue	$ -	$ -	$ -

Expenses

Exploration expenses	-	5,320	25,940
General and administrative	11,417	16,089	304,755

Net loss before settlement	(11,417)	(21,409)	(330,695)

Gain on settlement of debt	-	-	8,589

Net Loss from operations	$ (11,417)	$ (21,409)	$ (322,106)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2008 and 2007 and for the period from September 24, 1998 (date of inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Three months ended November 30, 2008	Three months ended November 30, 2007	September 24, 1998 (Inception) to November 30, 2008

Cash flows from Operating Activities

Net loss	$ (11,417)	$ (21,409)	$ (322,106)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	3,150	3,150	129,150
Gain on settlement of debt	-	-	(8,589)

Changes in non-cash working capital item

Changes in accounts receivable	-	(4,680)	-
Changes in accounts payable	73,518	4,209	127,061

Net cash provided (used) in operations	65,251	(18,730)	(74,484)

Cash flows from investing activities	-	-	-

Proceeds from loans for related parties	(66,018)	69	20,213
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	(66,018)	69	75,663

Net (decrease) increase in cash	(767)	(18,661)	1,179

Cash at beginning of period	1,946	26,275	-

CASH AT END OF PERIOD	$ 1,179	$ 7,614	$ 1,179

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre - Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 November 30, 2008

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.  On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved whereby the authorized share capital was increased to 500,000,000 common shares with a par value of $0.001 per share.  On September 19, 2007 the Company completed a forward split of its shares of common stock at a ratio of twenty (20) new shares for every one (1) old shares currently held.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage (see note 3).

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On November 30, 2008, the Company had a net operating loss carry forward of $322,106.  The tax benefit of approximately $96,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2027 through 2029.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and Diluted Net Income (loss) Per Share - continued

had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

           Unproven Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore an estimate of any future cost cannot be made.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short termmaturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material impact of its financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

3.           ACQUISITION OF MINING CLAIMS

On February 2, 2008, the Company purchased for $5,000 a 100% interest in a mineral property called San Carlos Gold Claim located in the Philippines from Ramos Ventures Ltd., a non related company.   Under the mining laws of the Philippines there is no requirement to maintain the claim in good standing and the claim will lapse once the Company has no further interest in it.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at November 30, 2008, officers-directors had acquired 77% of the common capital stock issued, and have made no interest, demand loans of $11,624 and have made contributions to capital of $129,150 in the form of expenses paid for the Company.

5.	CAPITAL STOCK

The Company has completed one Regulation S offering of 40,300,000 post split shares of its capital stock for a total consideration of $2,015.  In addition, the Company has completed another Regulation S offering of 6,870,000 post split shares of its capital stock for a total consideration of $3,435.  Under an Offering Memorandum the Company issued 5,000,000 post split shares for a total consideration of $50,000.

On September 19, 2007, the shareholders of the Company approved a 20 to 1 forward stock split which became effective on November 6, 2007, resulting in an increase of the outstanding shares of common stock from 2,608,500 to 52,170,000.  The 52,170,000 post split common shares are shown as split from the date of inception.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

7.              ADJUSTMENT TO PRIOR FIGURES

The prior year’s balance sheet has been adjusted to conform with the financial statement presentation of the current period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS
OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at November 30, 2008 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2008, the Company had $1,179 in cash and liabilities of $138,685.  The liabilities of $127,061 owed to general creditors are as follows: auditors - $6,000, internal accountant - $40,713, former directors and officers - $74,914 and office – $5,434.  The amount owed to related parties of $11,624 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 7,250
Bank charges and interest	ii	43
Edgarizing	iii	250
Management fees	iv	1,500
Rent	v	1,050
Telephone	vi	600
		724
Total expenses		$ 11,417

i.
The Company accrued $1,250 the preparation of working papers for filing with the Form 10-Q.  In addition, the independent accountants’ fees were an additional $5,000 over the amount accrued as at August 31, 2008.   The accrual for the review of the financial statements attached here by the Company new independent accountants, Madsen & Associates CPA’s Inc. is $1,000.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q

iv.
The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to "Donated Captial" on the balance sheet.  The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

v.
The Company does not incur any rental expense since it uses the office of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Donated Capital".

vi.
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Donated Capital".

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,970	$ 46,712	$ 56,682
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,435	6,435
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,845	$ 127,061	$ 140,906

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Feb. 28, 2009	$ 1,250	$ 1,000	$ 2,250
Form 10-Q – May 31, 2009	1,250	500	1,750
Form 10-K – Aug 31, 2009	1,500	2,500	4,000
Form 10-Q - Nov. 30, 2009	1,250	500	1,750

	$ 5,250	$ 4,500	$ 9,750

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

3.	The former and directors and officers are owed the sum of money as noted above. The amount is on a demand basis but bears no interest.

     4.       Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $250 and the cost of filing the 10-K will be $400.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $322,106.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $140,906 less the amount in the bank account being $1,179.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The San Carlos Gold Claim

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

Since inception, the Company has incurred losses and has an accumulative deficit of $322,106 as at November 30, 2008.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

4.	The auditors have examined the financial statements based on the Company being a going concern but have substantial doubt that it will be able to continue as a going concern.

The Company’s former auditors, Dale Matheson Carr-Hilton Labonte LLP in the audited financial statements attached to its 10-K for the year ended August 31, 2008, has stated in their audit report the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses is developing its business, and further losses are anticipated. These factors raise substantial doubt the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

The former auditors are concerned that the Company, without any established source of revenue and being dependent on its ability to raise capital from its shareholders or other sources might not be able to sustain operations.  If this is the case, the Company, without adequate future funding, might not be able to continue as a going concern.  This might result in the total loss of the investor’s investment.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Stanford’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Stanford’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Stanford’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Dated: January 12, 2009

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 12, 2009