Form 10-Q
period 2009-02-28
STANFORD MANAGEMENT LTD
filed 2009-03-20
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                Accelerated filer                        [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                                 Small reporting company       [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2009:   52,170,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2009 and August 31, 2008	4

	Statement of Operations For the three and six months ended February 28, 2009 and February 29, 2008 and for the period September 24, 1998 (Date of Inception) to February 28, 2009	5

	Statement of Cash Flows For the six months ended February 28, 2009 and February 29, 2008 and for the period September 14, 1998 (Date of Inception) to February 28, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (a pre-exploration stage company) at February 28, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and six months ended February 28, 2009 and February 29, 2008 and for the period from September 24, 1998 (date of inception) to February 28, 2009 and the statement of cash flows for the six months ended February 28, 2009 and February 29, 2008 and for the period from September 24, 1998 (date of incorporation) to February 28, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANFORD MANAGEMENT LTD.
(A Pre -Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Current Assets

Cash	$ 1,161	$ 1,946

Total Assets	$ 1,161	$ 1,946

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 122,923	$ 53,543
Due to related parties – Note 4	17,657	77,642

Total current liabilities	140,580	131,185

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	135,580	129,280
Deficit accumulated during the pre-exploration stage	(327,169)	(310,689)

Total stockholders’ deficiency	(139,419)	(129,239)

	$ 1,161	$ 1,946

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2009 and February 29, 2008 and for the period from September 24, 1998 (date of inception) to February 28, 2009

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2009	Three months ended Feb. 29, 2008	Six months ended Feb. 28, 2009	Six months ended Feb. 29, 2008	Date of Inception to Feb. 28, 2009

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Exploration costs	-	5,000	-	10,320	25,940
General and administration	5,063	12,853	16,480	28,742	309,818

Net loss before settlement	(5,063)	(17,853)	(16,480)	(39,062)	(335,758)

Gain on settlement of debt	-	-	-	-	8,589

NET LOSS	$ (5,063)	$ (17,853)	$ (16,480)	$ (39,062)	$ (327,169)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2009 and February 29, 2008 and for the period from September 24, 1998 (date of inception) to February 28, 2008

(Unaudited – Prepared by Management)

	Six months ended February 28, 2009	Six months ended February 29, 2008	September 24, 1998 (Inception) To February 28, 2009

Cash flows from Operating Activities

Net loss	$ (16,480)	$ (39,062)	$ (327,169)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	6,300	6,300	132,300
Gain on settlement of debt	-	-	(8,589)

Changes in non-cash working capital item

Changes in accounts receivable	-	(4,680)	-
Changes in accounts payable	69,380	2,487	122,923

Net cash provided (used) in operations	59,200	(34,955)	(80,535)

Cash flows from investing activities	-	-	-

Proceeds from loans for related parties	(59,985)	9,248	26,246
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	(59,985)	9,248	81,696

Net (decrease) increase in cash	(785)	(25,707)	1,161

Cash at beginning of period	1,946	26,275	-

CASH AT END OF PERIOD	$ 1,161	$ 568	$ 1,161

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre - Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  February 28, 2009

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

On February 28, 2009, the Company had a net operating loss carry forward of $327,169.  The tax benefit of approximately $98,200 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2027 through 2029.

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
February 28, 2009

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
February 28, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at February 28, 2009, officers-directors had acquired 77% of the common capital stock issued, and have made no interest, demand loans of $17,657 and have made contributions to capital of $132,300 in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2009, the Company had $1,161 in cash and liabilities of $140,580.  The liabilities of $122,923 owed to general creditors are as follows: auditors - $500, internal accountant - $42,213, former directors and officers - $74,914 and office – $5,296.  The amount owed to related parties of $17,657 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,750
Bank charges and interest	ii	18
Edgarizing	iii	250
Management fees	iv	1,500
Office and general	v	321
Rent	vi	1,050
Telephone	vii	600
Transfer agent fees	viii	(426)
Total expenses		$ 5,063

i.
The Company accrued $1,250 the preparation of working papers for filing with the Form 10-Q.  The accrual for the review of the financial statements attached here by the Company new independent accountants, Madsen & Associates CPA’s Inc. is $500.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q for the six months ended February 28, 2009.

iv.
The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet.  The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

v.	Represent courier and photocopying charges incurred during the period.

vi.
The Company does not incur any rental expense since it uses the office of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii.
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

viii.	Holladay Stock Transfer gave the company a credit against previous charges.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 42,713	$ 51,963
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,296	6,296
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,125	$ 122,923	$ 136,048

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – May 31, 2009	$ 1,250	$ 500	$ 1,750
Form 10-K – Aug 31, 2009	1,500	2,500	4,000
Form 10-Q - Nov. 30, 2009	1,250	500	1,750
Form 10-Q – Feb. 28, 2010	1,250	500	1,750

	$ 5,250	$ 4,000	$ 9,250

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

3.	The former and directors and officers are owed the sum of money as noted above. The amount is on a demand basis but bears no interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $327,169.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $136,048 less the amount in the bank account being $1,161.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 8,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the San Carlos claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

Since inception, the Company has incurred losses and has an accumulative deficit of $327,169 as at February 28, 2009.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: March 19, 2009

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  March 19, 2009