Form 10-Q
period 2009-05-31
STANFORD MANAGEMENT LTD
filed 2009-06-10
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

May 31, 2009: 52,170,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (a pre-exploration stage company) at May 31, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and nine months ended May 31, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to May 31, 2009 and the statement of cash flows for the nine months ended May 31, 2009 and 2008 and for the period from September 24, 1998 (date of incorporation) to May 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANFORD MANAGEMENT LTD.
(A Pre -Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Current Assets

Cash	$ 3,143	$ 1,946

Total Assets	$ 3,143	$ 1,946

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 124,423	$ 53,543
Due to related parties – Note 4	20,188	77,642

Total current liabilities	144,611	131,185

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	138,730	129,280
Deficit accumulated during the pre-exploration stage	(332,368)	(310,689)

Total stockholders’ deficiency	(141,468)	(129,239)

	$ 3,143	$ 1,946

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to May 31, 2009

(Unaudited – Prepared by Management)

	Three months ended May 31, 2009	Three months ended May 31, 2008	Nine months ended May 31, 2009	Nine months ended May 31, 2008	Date of Inception to May 31, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Exploration costs	-	-	-	10,320	25,940
General and administration	5,199	10,493	21,679	39,234	315,017

Net loss from operations	(5,199)	(10,493)	(21,679)	(49,554)	(340,957)

Gain on settlement of debt	-	-	-	-	8,589

NET LOSS	$ (5,199)	$ (10,493)	$ (21,679)	$ (49,554)	$ (332,368)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	52,170,000	52,170,000	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to May 31, 2009

(Unaudited – Prepared by Management)

	Nine months ended May 31, 2009	Nine months ended May 31, 2008	September 24, 1998 (Inception) to May 31, 2009

Cash flows from Operating Activities

Net loss	$ (21,679)	$ (49,554)	$ (332,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	9,450	9,450	135,450

Changes in non-cash working capital item

Changes in accounts payable	70,880	2,922	124,423

Net cash provided (used) in operations	58,651	(37,182)	(72,495)

Cash flows from investing activities	-	-	-

Proceeds from loans for related parties	(57,454)	12,871	20,188
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	(57,454)	12,871	75,638

Net (decrease) increase in cash	1,197	(24,311)	3,143

Cash at beginning of period	1,946	26,275	-

CASH AT END OF PERIOD	$ 3,143	$ 1,964	$ 3,143

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre - Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  May 31, 2009

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

On May 31, 2009, the Company had a net operating loss carry forward of $332,368.  The tax benefit of approximately $99,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2029.

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
May 31, 2009

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
May 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at May 31, 2009, officers-directors had acquired 77% of the common capital stock issued, and have made no interest, demand loans of $20,188 and have made contributions to capital of $135,450 in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at May 31, 2009 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2009, the Company had $3,143 in cash and liabilities of $144,611.  The liabilities of $124,423 owed to general creditors are as follows: auditors - $500, internal accountant - $43,713, former directors and officers - $74,914 and office – $5,296.  The amount owed to related parties of $20,188 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,750
Bank charges and interest	ii	18
Edgarizing	iii	250
Management fees	iv	1,500
Office and general	v	31
Rent	vi	1,050
Telephone	vii	600
Total expenses		$ 5,199

i.
The Company accrued $1,250 the preparation of working papers for filing with the Form 10-Q.  The accrual for the review of the financial statements attached here by the Company new independent accountants, Madsen & Associates CPA’s Inc. is $500.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q for the nine months ended May 31, 2009.

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

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 44,213	$ 53,463
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,296	6,296
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,125	$ 124,423	$ 137,548

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-K – Aug 31, 2009	$ 1,500	$ 2,500	$ 4,000
Form 10-Q - Nov. 30, 2009	1,250	500	1,750
Form 10-Q – Feb. 28, 2010	1,250	500	1,750
Form 10-Q – May 31, 2010	1,250	500	1,750

	$ 5,250	$ 4,000	$ 9,250

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

3.	The former and directors and officers are owed the sum of money as noted above. The amount is on a demand basis but bears no interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $332,368.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $124,423 less the amount in the bank account being $3,143.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 8,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.  Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

1.
The Company’s share price are subject to the Penny Stock Rule which will result in any broker-dealer involved in the Company’s shares having increased administrative responsibilities which will have a negative effect on both the Company’s ability to raise funds and an investor’s ability to purchase or sell his shares.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $332,368 as at May 31, 2009.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANFORD MANAGEMENT LTD.
(Registrant)

JANAY B. GREGORIO
Janay B. Gregorio
Chief Executive Officer
President and Director

Dated: June 10, 2009

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  June 10, 2009