Form 10-K
period 2009-08-31
STANFORD MANAGEMENT LTD
filed 2009-10-20
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended : August 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from_____to______
Commission File number: 333-108218

STANFORD MANAGEMENT LTD.
(Exact name of registrant as specified in charter)

Delaware	98-0413066
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification No.)

2431 M. de la Cruz Street Pasay City, Philippines
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-632-813-1139

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 30, 2009: 52,170,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Stanford Management Ltd. (“Stanford”, “we” or the “Company”) was incorporated under the laws of Delaware on September 24, 1998 and has no subsidiaries and no affiliated companies.  Stanford’s executive offices are located at 2431 M. de la Cruz Street, Pasay City, Philippines (Tel: 011-632-813-1139)

Stanford has not been in bankruptcy, receivership, or similar proceedings since its inception.  Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Stanford furnishes annual reports to stockholders upon request containing audited financial statements, quarterly reports and such other periodic reports as it may determine to be appropriate.

Stanford has ownership interest in the mineral rights on the claim called the San Carlos Gold Claim (“San Carlos”) in the Philippines.  During the next several years, Stanford will explore the San Carlos.  Stanford is considered a “pre-exploration stage company” since there is no assurance that a commercially viable mineral deposit, a reserve, exists on the San Carlos until appropriate exploration work is done and a comprehensive study based upon such work has concluded legal and economic feasibility.

A reserve is part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

Stanford acquired on February 2, 2008 a 100% interest in the mineral rights to the San Carlos, which will be explored for gold and silver.  Stanford acquired these rights to the San Carlos through the purchase from Ramos Ventures Inc., an unrelated Philippine company, for the price of $5,000.  The rights to the minerals will remain with Stanford so long as the company does not abandon the San Carlos.   There is no annual assessment work required on the San Carlos.

Stanford has no revenues to date from the exploration of the San Carlos, and its ability to affect its plans for the future will depend on the availability of financing.  Such financing will be required to explore the San Carlos to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Stanford plans to obtain such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Stanford will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

 Currently, Stanford has two directors, Jancy Gregorio and Reynan Ballan.

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

The shareholders may read and copy any material filed by Stanford with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.  The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Stanford has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.  Stanford has no website at this time.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

1.
The Company’s share price is subject to the Penny Stock Rule which results in any broker-dealer involved in the Company’s shares having increased administrative responsibilities which has a negative effect on both the Company’s ability to raise funds and an investor’s ability to purchase or sell his shares.

The Company’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	it has a price of less than five dollars per share;

(ii)	it is not traded on a recognized national exchange;

(iii)	it is quoted on a National Association of Securities Dealers, Inc. (“NASD”) automated quotation system (NASDAQ) and has a price less than five dollars per share; or

(iv)
is issued by a company with net tangible assets of less that
$2,000,000, if in business more than three years continuously, or
$5,000,000, if the business is less than three years continuously, or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer has to undertake certain administrative functions required when dealing in a penny stock transaction.   Disclosure forms detailing the level of risk in acquiring the Company’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.   In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of the Company’s shares.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $340,716 as at August 31, 2009.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

4.	The auditors have examined the financial statements based on the Company being a going concern but have substantial doubt that it will be able to continue as a going concern.

The Company’s auditors, Madsen & Associates CPA’s Inc., in the audited financial statements attached to its 10-K for the year ended August 31, 2009, has stated in their audit report the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.   These financial statements do not include any adjustment that might result from the outcome of uncertainty.”

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

The Board of Directors does not anticipate paying cash dividends on the outstanding shares, both now and in the future, and intends to retain any future earnings to finance its exploration activities on the San Carlos Gold Claim.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.  An investor should be aware that a dividend, either in cash or shares, may never be paid by the Company and, therefore, the shares of the Company should not be purchased by an investor as an income producing security.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2.	PROPERTIES

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

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.   Presently the Company does not have any excess funds to invest.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

On August 27, 2007, FINRA (Financial Industry Regulatory Authority) pursuant to NASD Rule 6640 and Rule 15c-2-11 under the Securities Exchange Act of 1934 cleared Stanford’s request for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.

Since its inception, Stanford has not paid any dividends on its common stock, and Stanford does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2009 Stanford had 52 shareholders; one of these shareholders is an officer and director of Stanford.

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

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our audited financial statements for the year ended August 31, 2009.   The following figures represent only a summary of what is contained in the audited financial statements.  By review the Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the attached audited financial statements and the notes thereto will assist you in better understanding our financial position.

Statement of Operations
	For the year ended August 31, 2009	September 24, 1998 (date of incorporation) to August 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	25,940
General and Administration	30,027	314,776
Net loss	(30,027)	(340,716)

Weighted average shares outstanding (basic)	52,170,000
Weighted average shares outstanding (diluted)	52,170,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet

Cash and cash equivalent	$ 2,621
Total assets	2,621
Total liabilities	149,287
Total Shareholders’ deficiency	$ (146,666)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  As at August 31, 2009 there were a total of 52,170,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2009, the Company had $2,621 in cash and liabilities of $149,287.  The liabilities of $128,806 owed to general creditors are as follows: auditors - $2,500, internal accountant - $45,913, former directors and officers - $74,914 and office – $5,479.  The amount owed to related parties of $20,481 is non-interest bearing and has no fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 15,000
Bank charges and interest	ii	101
Edgarizing	iii	1,200
Filing fees and franchise taxes	iv	260
Management fees	v	6,000
Office	vi	385
Rent	vii	4,200
Telephone	viii	2,400
Transfer agent's fees and interest	ix	481
Total expenses		$ 30,027

i.
The Company has paid its auditors, Madsen & Associates CPA’s Inc, $1,000 for the review of the November 30, 2008 quarterly financial statements and $500 for the six and nine months financial statements and has accrued $2,500 for the August 31, 2009 audit.  The Company accrued $1,250 each for the November 2008, February and May 31, 2009 for preparation of working papers for filing with the various Form 10-Qs and $1,750 for the year end working papers and financial statements.  In addition to the above payments, there was an under accrual of $5,000 for the prior year end examination by the former independent accountants.

ii.	Represents bank charges incurred during the year.

iii.	Represents the cost to edgarize certain documents required for filing with the SEC.

iv	The Company paid this amount to maintain the Company in good standing in the State of Delaware.

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

vi.	Office expenses of $385 comprised courier, faxing, photocopying and office supplies during the year.

vii.
The Company does not incur any rental expense since it uses the office of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $350 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

viii
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

xi.	Fees paid to Holladay Stock Transfer for share issuance and other services provided.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,500	$ 48,413	$ 57,913
Bank charges	2	100	-	100
Edgar filing fees	3	1,200	-	1,200
Filing fees and franchise taxes	4	375	-	375
Office	5	1,000	5,479	6,479
Repayment to former Directors	6	-	74,914	74,914
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,425	$ 128,806	$ 142,231

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2009	$ 1,250	$ 500	$ 1,750
Form 10Q – Feb 28, 2010	1,250	500	1,750
Form 10Q - May 31, 2010	1,250	500	1,750
Form 10K - Aug 31, 2010	1,750	2,500	4,250

	$ 5,500	$ 4,000	$ 9,500

2.	Bank charges have been estimated for twelve months.

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

6.
Certain advances and expenses incurred by the former directors and officers in the past years have been reclassified to accounts payable from due to directors.   None of these advances and expense payments on behalf of the Company bears interest and are on a demand basis.

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed above, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc., and attached hereto.

The following financial statements are included in this report:

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 5, 2009, the Board of Directors engaged Madsen & Associates CPA’s Inc., Unit #3 – 684 East Vine Street, Murray, Utah, 84107 as the Independent Registered Public Accountants to audit Stanford’s financial statements for the fiscal year ended August 31, 2009 and any interim periods.   During the Registrant’s two most recent fiscal years and any subsequent period, Stanford did not consult Madsen & Associates CPA’s Inc. or any of its members about the application of accounting principles to any specific transactions or any other matters.  During the Registrant’s last fiscal year ended August 31, 2008, Dale Matheson Carr-Hilton Lebonte, Chartered Accountants, Suite 1500-1140 West Pender Street, Vancouver, British Columbia, Canada, V6E 4G1 served as the Independent Registered Public Accountants for the audit of Stanford’s financial statements.    The decision to change accountants was approved by the Board of Directors of Stanford consisting of Jancy Boy Gregorio and Reynan Ballan.

With the engagement effective January 5, 2009 of Madsen & Associates CPA’s Inc. as the Independent Registered Public Accountants for Stanford resulted in the termination or dismissal of the principal accountants which audited Stanford’s statements for the fiscal year ended August 31, 2008, Dale Matheson Carr-Hilton Lebonte.   Based on the fees for the fiscal year ended August 31, 2008 and assuming the same fees are applicable for the fiscal year ended August 31, 2009, the fees are greater than the proposed fees of Madsen & Associates CPA’s Inc. for the same work.

During the Registrant’s two most recent fiscal years ended August 31, 2008, there were no disagreements between the Registrant and Dale Matheson Carr-Hilton Lebonte concerning any matters of accounting principles or practices, financial statements disclosure or audit scope or procedures which disagreement, if not resolved to Dale Matheson Carr-Hilton Lebonte’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their report; there were no reportable events as described in Item 304 (a)(1)(v) of Regulation S-K.

Dale Matheson Carr-Hilton Lebonte’s report dated November 14, 2008 on Stanford’s financial statements for the fiscal year ended August 31, 2008 did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty (other than a going concern uncertainty), audit scope or accounting principles.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As required under Section 404 of the Sarbanes-Oxley Act of 2002, management is concerned in identifying internal control and procedures weaknesses which could lead to material misstatements in the financial reporting process.   The areas of risk factors inherent in the Company’s business, both internal and external, are basically regarding cash, its mineral property, undisclosed and false invoices and issuance of share capital from the Company’s treasury.

Cash

During the fiscal year ended August 31, 2009 the Company has had limited transactions within its bank account.   A risk factor relating to the bank account is that the former President and Director, Glen Macdonald, is still the sole check signer on the account.  Management is aware of this risk factor but due to the limited dollar value held in the account and future limited deposits being made to this account, the risk factor is slight.   There is a difficulty in changing the signatory on the account since the Bank of Montreal requires the future signing officers to attend the bank in person.   Being residents of the Philippines this is not possible.   When the Company opens its bank account in the Philippines it will have Glen Macdonald sign one more check payable to the Company’s account in the Philippines.

Once the new bank account is opened the Company will require two signatures on each check; being Jancy Boy Gregorio and Reynan Ballan; both directors and officers of the Company.

In the Philippines it is not unusual for a bank to require payments made to offshore companies for outstanding invoices to be done by way of money orders in the currency of the applicable country.

Management feels there is definitely a weakness in internal control over cash in the bank under the present structure and, therefore, the Company could be vulnerable to fraud but feels that even if all the funds were taken by Glen Macdonald without authorization, the total amount of $2,000 is immaterial.  One safeguard is that Glen Macdonald is a professional geologist and directors of other public companies and therefore would not want his degree or association with other public companies to be in jeopardy.

Management feels even if fraud occurred relating to the bank account it is immaterial and will not affect the financial reporting process other than disclosure if management decided to take legal action to recover the lost funds.

Mineral property

The Company’s mineral property, the San Carlos Gold Claim, is located in the Philippines and the Company has a 100% interest in the minerals on the San Carlos.   No party or person has any authority to act on behalf of the San Carlos other than the directors and officers of the Company.

One internal control weakness identified by management is that the San Carlos has not been surveyed to determine its exact borders.  Without a geological survey there is no certainty that future exploration work will actually been done on the San Carlos claim itself.   In the future, the Company might have a law suit from a third party disputing the boundaries of the San Carlos.   This will result in substantial money being spent on defending the Company’s position and there is no certainty a decision will be made in favour of the Company.   If this is the case, the part of the San Carlos in dispute might be lost.   Management intends to rectify this situation by having a survey performed on the San Carlos and filed with the Ministry of Mines for the Republic of Philippines.

Management feels no legal action will be taken by a third party until such time as an ore body is discovered within the boundaries of the San Carlos or the surrounding area.   If no commercially viable ore body is discovered the likelihood of a dispute is remote.

Regarding future exploration work on the San Carlos, both Jancy Gregorio and Reynan Ballan are professional geologist and will be actively involved in the work being done.  This will ensure the Company receives the best possible prices for the work being done on the San Carlos (refer to “weaknesses in internal control procedures” noted below).

Financial reporting on the Balance Sheet will not be affect by the loss of a portion of the San Carlos since all expenses relating the purchase and exploration of the claim are treated as a period cost and written against income in the year the expense occurs.  Nevertheless, any dispute of the boundaries of the San Carlos will have to be disclosed in the notes to the financial statements.

Accounts payable and invoices

The Company receives very few invoices each month.   The invoices consist mainly of payments to the auditors, transfer agent, courier, franchise taxes to the State of Delaware and miscellaneous office expenses.  During the year the Company did acquire the San Carlos Gold Claim; one of its larger expenditures; being $5,000.

Management realizes that one of the weaknesses in internal control is the payment of an invoice which is fraudulent.   This would occur mainly from suppliers who are engaged to work on the San Carlos mineral claim.   Even though Jancy Gregorio and Reynan Ballan will oversee expenditures on the San Carlos, there is no certainty they will be able to identify all invoices as correct.   For example, a worker might record his time as 40 hours for the week whereas he only spent 20 hours working.   Unless either Jancy Gregorio or Reynan Ballan is actually present during the work they will have to rely upon the honest of the individually working on the claim.   Nevertheless, management does not feel such overpayments will be material since any larger dollar invoice will be agreed upon in advance.  Therefore, this should not affect the financial reporting requirements due to being immaterial.

Regarding all other invoices received by the Company, the suppliers’ invoices are normally consistent with expenditure incurred during the past 10 years of operations and, other than slightly increasing each year in dollar value, are the same suppliers.   Any sudden increase in the dollar value of an invoice would be questioned by management.

Management feels there is no weakness in internal control over accounting for accounts payable due to the limited number of suppliers and the dollar value of each invoice.   The only weakness in internal control is that the directors do not examine smaller dollar invoices such as Federal Express and Staples Office supplies.   The dollar values of these invoices are normally less than $50 each and therefore are deemed immaterial by management.  When invoices are paid they are marked as such.   The original invoices are sent to the auditors and upon their return are filed in a “paid” invoice file.

Within the next several months, the paid invoice file will be sent to the directors in the Philippines for retention.

The only access to funds the Company has is advances from its directors.   Therefore, it would be difficult to make a disbursement of substantial dollar value which would not be approved by the directors.

The Company has had no disputes over payment of invoices and all invoices shown as outstanding are payable by the Company.

Management feels the financial reporting for accounts payable and other invoice is in conformity with generally accepted accounting principles and does not need to be disclosed in the notes to the financial statements.

Shareholders’ Records

The shareholders’ records are maintained by Holladay Stock Transfer of Scottsdale, Arizonia.  Directors’ Consent Resolutions are required for the issuance of share certificates and a Treasury Order is prepared which requires two authorized signatures.  Currently the authorized signatures are Jancy Gregorio and Reynan Ballan.  Shares are only issued for cash consideration and there has been no issuance of new shares during the last fiscal year.

Management feels by having an independent transfer agent responsible for the issuance of shares, it adheres to good internal control procedures.   Holladay Stock Transfer will only issue new share certificates that have been approved for issuance by the directors of the Company.   All other share transactions are done by stockbrokerage firms on behalf of their clients.

Management maintains its own records on the number of shares issued and outstanding.   The outstanding share position is confirmed each quarter with Holladay Stock Transfer and any difference would immediately be identified and corrective action taken.   This situation has never occurred to date.

Management feels the financial reporting requirements over share capital are adequate to meet the requirements of good internal control and adherence to generally accepted accounting principles.

Weaknesses in internal control procedures

The following is management’s evaluation of weaknesses in internal control procedures in the Company in conjunction with the above points:

►
The audit committee has only two members; being Jancy Gregorio and Reynan Ballan, the only officers and directors of the Company.   There is no independent third director on the audit committee and the current members have not appointed an “expert” who has the ability to inform the committee members of generally accepted accounting procedures.   Both the current members of the audit committee are professional geologists and do not have accounting and financial statement disclosure knowledge.

►
With limited officers and directors there is a lack of division of duties.   The Company will have to increase the size of the Board of Directors and have more officers assigned to various tasks.   At present the Company is small, its operations are limited and it lacks the funds to induce employees to participate in the activities of the Company.   One problem which could occur is there is no independent director to oversee the use of exploration funds, as determined by the two professional geologists on the Board of Directors, so that the Company is receiving the best possible prices.    The current Board members could use their own services at rates higher than the prevailing price and there is no independent director to monitor this.

►
The Company does not have a procedural manual indicating the job functions of its directors, officers and future employees.   Presently all transactions are handled by the two directors and officers and the internal accountant.   At this stage in the development of the Company, a procedural manual is not warranted but as the Company grows it will require a procedural manual.

ITEM 9A (T)                                CONTROLS AND PROCEDURES

Management will have to introduce certain changes in internal control and procedures to protect the company assets.    These will occur during 2010.

ITEM 9B                      OTHER INFORMATION

There is no other information.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of August 31, 2009, the name, age, and position of each of its executive officers and directors and the term of office of each director of Stanford.

Name	Age	Position Held	Term as Director Since

Jancy Boy Gregorio	30	President, CEO and Director	2007

Reynan Ballan	31	CFO, CAO, Secretary Treasurer and Director	2007

The directors of Stanford serve for a term of one year and until their successors are elected at Stanford’s Annual Shareholders’ Meeting and are qualified, subject to removal by Stanford’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Audit Committee

The Audit Committee of Stanford currently consists of Jancy Gregorio and Reynan Ballan.   The Audit Committee has received and discussed the audited financial statements.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Form 10-K.

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

ITEM 11.                        EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Stanford during the fiscal year ended August 31, 2009.

The following table sets forth compensation paid or accrued by Stanford during the fiscal years ended August 31, 2005 to 2009 to Stanford’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.

Summary Compensation Table (2005-2009)

Name and Principal position	Year	Salary	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)

Glen Macdonald Former President And Director	2005 2006 2007 2008	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Vera McCullough Former Secretary Treasurer, and Director	2005 2006 2007 2008	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

William Nielsen Former Chief Accounting Officer and Director	2005 2006 2007 2008	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Jancy Gregorio President, Chief Executive Officer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Reynan Ballan Secretary Treasurer, Chief Financial Officer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There has been no compensation given to either of the Directors or Officers during the periods ended August 31, 2005 to 2009.  There are no stock options outstanding as at August 31, 2009, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The president has not received any compensation for the time he has devoted to Stanford.  Nevertheless, Stanford does give recognition to the time spent by accruing as an expense each month a charge of $500 per month as management fees with an offsetting credit to “Capital in Excess of Par Value”.   The amount so accrued will not be paid in either cash or shares to the director either now or in the future.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of shares of Stanford’s common stock as of August 31, 2009 (52,170,000 shares issued and outstanding) by all directors, executive officers and beneficial owners of more than five (5%) of our shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jancy Gregorio 2432 M. de la Cruz Street, Pasay City, Metro Manila, Philippines	8,000,000 (3)	15

Common Stock	Reynan Ballan 2429 M. de la Cruz Street, Pasay City, Metro Manila, Philippines	0	-

Common Stock	Ownership of all Directors and Officers as a group	8,000,000	15

(1)	Jancy Gregorio has sole voting power and sole dispositive power as to all the shares shown as beneficially owned by him.

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

(3)
The shares held by Jancy Gregorio are restricted since they were issued to a director in compliance with an exemption from registration by Section 4(2) of the Securities Act of 1933, as amended.   After these shares have been held for one year, Jancy Gregorio could sell a percentage of his shares based on one percent of the issued and outstanding shares of Stanford.  In other words, Gregorio’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144.   The share certificate bears a ‘stop transfer’ legend on it.  As at August 31, 2009, the number of shares which could presently be sold pursuant to Rule 144 is 521,700 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Stanford and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Stanford was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Stanford to own of record or beneficially more than 5% of any class of Stanford’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Stanford’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Stanford was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Stanford to own of record or beneficially more than 5% of the common shares of Stanford’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our two directors are not officers or directors of other companies in the mining industry.   Nevertheless, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted a Code of Ethics for the Board of Directors (the “Code”).  Stanford’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Stanford and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Stanford does not have promoters and has no transactions with any promoters.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Stanford’s annual financial statements and the review included in Stanford’s Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $18,750.

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

PART IV

ITEM 15.                      EXHIBITS

The following exhibits are included as part of this report by reference:

1. Certificate of Incorporation , Articles of Incorporation and By-laws

1.1 Certificate of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.2 Articles of Incorporation (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

1.3 By-laws (incorporated by reference from Stanford’s Registration Statement on Form SB-2 filed on August 26, 2003)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANFORD MANAGEMENT LIMITED
(Registrant)

By:    JANCY BOY GREGORIO
Jancy Boy Gregorio
Chief Executive Officer,
President and Director

Date:  October 15, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  JANCY BOY GREGORIO
Jancy Boy Gregorio
Chief Executive Officer,
President and Director

By:  REYNAN BALLAN
Reynan Ballan
Chief financial Officer, Secretary
Treasurer and Director

Date:  October 15, 2009

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Stanford Management
Pasay City, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Stanford Management Ltd. (Pre-exploration stage company) at August 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended August 31, 2009 and 2008 and the period from September 24, 1998 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanford Management Ltd. at August 31, 2009 and 2008, and the results of operations and cash flows for the years ended August 31, 2009 and 2008 and the period from September 24, 1998 (date of inception) to August 31, 2009, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
October 10, 2009

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 2,621	$ 1,946

Total Current Assets	$ 2,621	$ 1,946

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 128,806	$ 124,561
Due to related parties – Note 4	20,481	6,624
	149,287	131,185

STOCKHOLDERS’ DEFICIENCY

Common Stock
500,000,000 shares authorized, at $0.001 par value 52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	141,880	129,280
Deficit accumulated during the pre-exploration stage	(340,716)	(310,689)

Total Stockholders’ Deficiency	(146,666)	(129,239)

	$ 2,621	$ 1,946

The accompanying notes are an integral part of these financial statements

STANFORD MANAGEMENT LTD.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years ended August 31, 2009 and 2008 and the period
September 24, 1998 (Date of Inception) to August 31, 2009

	Aug 31, 2009	Aug 31, 2008	Sept 24, 1998 to Aug 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	-	10,320	25,940
General expenses	30,027	49,918	314,776

NET LOSS	$ (30,027)	$ (60,238)	$ (340,716)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	52,170,000	52,170,000

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the period September 24, 1998 (Date of Inception) to August 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Capital stock issued
For cash	40,300,000	$ 40,300	$(38,285)	$ -
For cash	6,870,000	6,870	(3,435)
Capital contribution- expenses	-	-	12,600
Net loss for the period	-	-	-	(17,294)

Balance, August 31, 1999	47,170,000	47,170	(29,120)	(17,294)
Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(15,583)

Balance, August 31, 2000	47,170,000	47,170	(16,520)	32,877
Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(18,415)

Balance, August 31, 2001	47,170,000	47,170	(3,920)	(51,292)
Capital contribution – expenses	-	-	12,600
Net loss for the year	-	-	-	(18,160)

Balance, August 31, 2002	47,170,000	47,170	8,680	(69,452)
Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(28,620)

Balance, August 31, 2003	47,170,000	47,170	21,280	(98,072)
Capital contributions – expenses	-	-	12,600
Net Loss for the year	-	-	-	(33,983)

Balance, August 31, 2004	47,170,000	47,170	33,880	(132,055)
Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(36,602)

Balance, August 31, 2005	47,170,000	47,170	46,480	(168,657)
Capital contribution – expenses	-	-	12,600
Net loss for the year	-	-	-	(44,122)

Balance, August 31, 2006,	47,170,000	47,170	59,080	(212,779)

Capital stock issued for cash – at $0.01	5,000,000	5,000	45,000
Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(37,672)

Balance, August 31, 2007	52,170,000	52,170	116,680	(250,451)

Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(60,238)

Balance, August 31, 2008	52,170,000	52,170	129,280	(310,689)

Capital contributions – expenses	-	-	12,600
Net loss for the year	-	-	-	(30,027)

Balance, August 31, 2009	52,170,000	$ 52,170	$ 141,880	$ (340,716)

The accompanying notes are an integral part of these financial statements

STANFORD MANAGEMENT LTD
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to August 31, 2009

	Aug 31, 2009	Aug 31, 2008	Sept 24, 1998 to Aug 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (30,027)	$ (60,238)	$ (340,716)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	4,245	16,685	128,806
Capital contributions - expenses	12,600	12,600	138,600

Net Change in Cash from Operations	(13,182)	(30,953)	(73,310)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	13,857	6,624	20,481
Proceeds from issuance of common stock	-	-	55,450

Net change in cash flows from financing activities	13,857	6,624	75,931

Net (Decrease) Increase in Cash	675	(24,329)	2,621

Cash at Beginning of Period	1,946	26,275	-

CASH AT END OF PERIOD	$ 2,621	$ 1,946	$ 2,621

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 12,600	$ 12,600	$ 138,600

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

1.           ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

The shareholders, at the Annual General Meeting held on March 9, 2007, approved an amendment to the Certificate of Incorporation whereby the authorized share capital of the Company would be increased from 25,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On August 31, 2009, the Company had a net operating loss carry forward of $340,716.  The tax benefit of approximately $102,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2029.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                      Unproven Mineral Claim Costs

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

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

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL  STATEMENTS
August 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

On February 2, 2008, the Company purchased a 100% interest the San Carlos Gold Claim located in the Philippines for $5,000 including a geological report.  The Company has not established the existence of a commercially minable ore deposit on the San Carlos Gold Claim.   This claim has no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

            On August 31, 2009, officers-directors and their families had acquired 15% of the common capital stock issued, and have made no interest, demand loans of $20,481 and have made contributions to capital of $138,600 to the Company in the form of expenses paid for the Company.

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

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

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