Form 10-Q
period 2009-11-30
STANFORD MANAGEMENT LTD
filed 2010-01-08
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

Issuer’s telephone number, including area code 011-632-813-1139

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 10, 2010: 52,170,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2009 and August 31, 2009	4

	Statement of Operations For the three months ended November 30, 2009 and 2008 and for the period September 24, 1998 (Date of Inception) to November 30, 2009	5

	Statement of Cash Flows For the three months ended November 30, 2009 and 2008 and for the period September 14, 1998 (Date of Inception) to November 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Financial Conditions and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (pre-exploration stage company) at November 30, 2009 (with comparative figures as at August 31, 2009) and the statement of operations for the three months ended November 30, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to November 30, 2009 and the statement of cash flows for the three months ended November 30, 2009 and 2008 and for the period from September 24, 1998 (date of incorporation) to November 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANFORD MANAGEMENT LTD.
(A Pre -Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	November 30, 2009	August 31, 2009

Current Assets

Cash	$ 77	$ 2,621

Total Assets	$ 77	$ 2,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 128,466	$ 128,806
Due to related parties – Note 4	22,799	20,481

Total current liabilities	151,265	149,287

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	145,030	141,880
Deficit accumulated during the pre-exploration stage	(348,388)	(340,716)

Total stockholders’ deficiency	(151,188)	(146,666)

	$ 77	$ 2,621

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended November 30, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Date of Inception to Nov. 30, 2009

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Exploration costs	-	-	25,940
General and administration	7,672	11,417	331,037

Net loss from operations	(7,672)	(11,417)	(356,977)

Gain on settlement of debt	-	-	8,589

NET LOSS	$ (7,672)	$ (11,417)	$ (348,388)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2009 and 2008 and for the period from September 24, 1998 (date of inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Three months ended November 30, 2009	Three months ended November 30, 2008	September 24, 1998 (date of Inception) to November 30, 2009

Cash flows from Operating Activities

Net loss	$ (7,672)	$ (11,417)	$ (348,388)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	3,150	3,150	141,750
Changes in accounts payable	(340)	73,518	128,466

Net cash provided (used) in operations	(4,862)	65,251	(78,172)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from loans for related parties	2,318	(66,018)	22,799
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	2,318	(66,018)	78,249

Net (decrease) increase in cash	(2,544)	(767)	77

Cash at beginning of period	2,621	1,946	-

CASH AT END OF PERIOD	$ 77	$ 1,179	$ 77

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre - Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  November 30, 2009

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

On November 30, 2009, the Company had a net operating loss carry forward of $348,388.  The tax benefit of approximately $104,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

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
November 30, 2009

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
November 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at November 30, 2009, officers-directors had acquired 15% of the common capital stock issued, and have made no interest, demand loans of $22,799 and have made contributions to capital of $141,750 in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at November 30, 2009 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2009, the Company had $77 in cash and liabilities of $151,265.  The liabilities of $128,466 owed to general creditors are as follows: auditors - $500, internal accountant - $47,413, former directors and officers - $74,914 and office – $5,639.  The amount owed to related parties of $20,188 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 3,900
Bank charges and interest	ii	44
Edgarizing	iii	250
Management fees	iv	1,500
Office and general	v	213
Rent	vi	1,050
Telephone	vii	600
Transfer agent	viii	115
Total expenses		$ 7,672

i.
The Company accrued $1,250 the preparation of working papers for filing with the Form 10-Q.  The accrual for the review of the financial statements attached here by the Company new independent accountants, Madsen & Associates CPA’s Inc. is $500 and an additional amount of $2,150 for the review of prior year’s financial statements reviewed by other auditors..

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q for the nine months ended November 30, 2009.

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

viii.	Annual storage charges invoiced by the transfer agent.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 47,913	$ 57,163
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,639	6,639
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,125	$ 128,466	$ 141,591

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q - Nov. 30, 2009	$ 1,250	$ 500	$ 1,750
Form 10-Q – Feb. 28, 2010	1,250	500	1,750
Form 10-Q – May 31, 2010	1,250	500	1,750
Form 10-K – Aug 31, 2010	1,500	2,500	4,000

	$ 5,250	$ 4,000	$ 9,250

2.	Bank charges have been estimate at the amount accrued since account opened during the year and projected for twelve months.

3.	The former and directors and officers are owed the sum of money as noted above. The amount is on a demand basis but bears no interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $348,388.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $128,466 less the amount in the bank account being $77.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Stanford has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

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

As of November 30, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended November 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

●              There are no effective controls instituted over financial disclosure and the reporting processes.

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

ITEM 4A.                      CONTROLS AND PROCEDURES

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

Since inception, the Company has incurred losses and has an accumulative deficit of $348,388 as at November 30, 2009.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

5.	There is an absence of recent exploration activities on the San Carlos other than the preparation of a geological report containing an initial exploration program.

Since its purchase on February 2, 2008, there has been no significant exploration activity on the San Carlos, except for several properties being drilled by junior mineral exploration companies west of the claim.   The Company does not have sufficient funds to under take the exploration program recommended by Jeffrey Manalastas, Professional Geologist.

6.	No matter how much money is spent on exploring the San Carlos there may never be an ore reserve found.

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

Dated: January 7, 2010

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 7, 2010