Form 10-Q/A
period 2009-11-30
STANFORD MANAGEMENT LTD
filed 2010-02-09
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Janay B. Gregorio, Chief Executive Officer and Reynan Ballan, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at November 30, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2009, the management of Stanford assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

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

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at November 30, 2009, Stanford did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Stanford a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Stanford not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Stanford maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no changes in Stanford’s internal controls over financial reporting during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to material affect, Stanford’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Stanford’s assets.

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

Dated:  February 8, 2010

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: February 8, 2010