Form 10-Q
period 2010-02-28
STANFORD MANAGEMENT LTD
filed 2010-04-12
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 9, 2010: 52,170,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2010 and August 31, 2009	4

	Statement of Operations For the three and six months ended February 28, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to February 28, 2010	5

	Statement of Cash Flows For the three months ended February 28, 2010 and 2009 and for the period September 14, 1998 (Date of Inception) to February 28, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Financial Conditions and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (pre-exploration stage company) at February 28, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and six months ended February 28, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to February 28, 2010 and the statement of cash flows for the six months ended February 28, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to February 28, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended February 28, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANFORD MANAGEMENT LTD.
(A Pre -Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	February 28, 2010	August 31, 2009

Current Assets

Cash	$ 57	$ 2,621

Total Assets	$ 57	$ 2,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 129,966	$ 128,806
Due to related parties – Note 4	23,337	20,481

Total current liabilities	153,303	149,287

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	148,180	141,880
Deficit accumulated during the pre-exploration stage	(353,596)	(340,716)

Total stockholders’ deficiency	(153,246)	(146,666)

	$ 57	$ 2,621

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2010	Three months ended Feb. 28, 2009	Six months ended Feb. 28, 2010	Six months ended Feb. 28, 2009	Date of Inception to Feb. 28, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Exploration costs	-	-	-	-	25,940
General and administration	5,208	5,063	12,880	16,480	336,245

Net loss from operations	(5,208)	(5,063)	(12,880)	(16,480)	(362,185)

Gain on settlement of debt	-	-	-	-	8,589

NET LOSS	$ (5,208)	$ (5,063)	$ (12,880)	$ (16,480)	$ (353,596)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	52,170,000	52,170,000	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended
February 28, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Six months ended February 28, 2010	Six months ended February 28, 2009	September 24, 1998 (date of Inception) to February 28, 2010

Cash flows from Operating Activities

Net loss	$ (12,880)	$ (16,480)	$ (353,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	6,300	6,300	144,900
Changes in accounts payable	1,160	69,380	129,966

Net cash provided (used) in operations	(5,420)	59,200	(78,730)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from loans from related parties	2,856	(59,985)	23,337
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	2,856	(59,985)	78,787

Net (decrease) increase in cash	(2,564)	(785)	57

Cash at beginning of period	2,621	1,946	-

CASH AT END OF PERIOD	$ 57	$ 1,161	$ 57

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(A Pre - Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  February 28, 2010

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

On February 28, 2010, the Company had a net operating loss carry forward of $353,596.  The tax benefit of approximately $106,100 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

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
February 28, 2010

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles accepted in the United States of America.  Those estimates and assumptions may affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

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
February 28, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at February 28, 2010, officers-directors had acquired 15% of the common capital stock issued, and have made no interest, demand loans of $23,337 and have made contributions to capital of $144,900 in the form of expenses paid for the Company.

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

7.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to March 30, 2010 and has found no material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at February 28, 2010 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2010, the Company had $57 in cash and liabilities of $153,303.  The liabilities of $129,966 owed to general creditors are as follows: auditors - $500, internal accountant - $48,913, former directors and officers - $74,914 and office – $5,639.  The amount owed to related parties of $23,337 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,750
Bank charges and interest	ii	20
Edgarizing	iii	250
Management fees	iv	1,500
Office and general	v	39
Rent	vi	1,050
Telephone	vii	600
Total expenses		$ 5,209

i.
The Company accrued $1,250 for the preparation of working papers for filing with the Form 10-Q.  The accrual for the review of the financial statements attached here by the Company’s new independent accountants, Madsen & Associates CPA’s Inc. is $500.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q for the six months ended February 28, 2010.

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

viii.	Annual storage charges invoiced by the transfer agent.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 49,413	$ 58,663
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,639	6,639
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,125	$ 129,966	$ 143,091

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.    Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Feb. 28, 2010	1,250	500	1,750
Form 10-Q – May 31, 2010	1,250	500	1,750
Form 10-K – Aug 31, 2010	1,500	2,500	4,000
Form 10-Q – Nov. 30, 2010	1,250	500	1,750

	$ 5,250	$ 4,000	$ 9,250

2. Bank charges have been estimated at the amount accrued since account opened during the year and projected for twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $353,596.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $129,966 less the amount in the bank account being $57.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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
The district is immensely rich in mineral resources. The high elevation forest of the district have concentrations of heavy minerals like Ilmenite, Rutile, Monosite and Zircon which offer scope of exploitation for industrial purposes.

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

6.           DEPOSIT TYPES

Deposits are from a few millimeters to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the northstriking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

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

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan.  Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Janay B. Gregorio, Chief Executive Officer and Reynan Ballan, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at February 28, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of February 28, 2010, the management of Stanford assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended February 28, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at February 28, 2010, Stanford did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Stanford a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Stanford not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Stanford maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no changes in Stanford’s internal controls over financial reporting during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to material affect, Stanford’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Stanford’s assets.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $353,596 as at February 28, 2010.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

Dated:  April 9, 2010

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: April 9, 2010