Form 10-Q
period 2010-05-31
STANFORD MANAGEMENT LTD
filed 2010-06-24
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

Registrant’s telephone number, including area code 011-632-813-1139

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

June 15, 2010: 52,170,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (pre-exploration stage company) at May 31, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and nine months ended May 31, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to May 31, 2010 and the statement of cash flows for the nine months ended May 31, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to May 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended May 31, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

ASSETS	May 31, 2010	August 31, 2009

Current Assets

Cash	$ 635	$ 2,621

Total Assets	$ 635	$ 2,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 131,693	$ 128,806
Due to related parties – Note 4	24,678	20,481

Total current liabilities	156,371	149,287

Stockholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	151,330	141,880
Deficit accumulated during the pre-exploration stage	(359,236)	(340,716)

Total stockholders’ deficiency	(155,736)	(146,666)

	$ 635	$ 2,621

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to May 31, 2010

(Unaudited – Prepared by Management)

	Three months ended May 31, 2010	Three months ended May 31, 2009	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009	Date of Inception to May 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Exploration costs	-	-	-	-	25,940
General and administration	5,640	5,199	18,520	21,679	341,885

Net loss from operations	(5,640)	(5,199)	(18,520)	(21,679)	(367,825)

Gain on settlement of debt	-	-	-	-	8,589

NET LOSS	$ (5,640)	$ (5,199)	$ (18,520)	$ (21,679)	$ (359,236)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	52,170,000	52,170,000	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended
May 31, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to
May 31, 2010

(Unaudited – Prepared by Management)

	Nine months ended May 31, 2010	Nine months ended May 31, 2009	September 24, 1998 (date of Inception) to May 31, 2010

Cash flows from Operating Activities

Net loss	$ (18,520)	$ (21,679)	$ (359,236)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions - expenses	9,450	9,450	148,050
Changes in accounts payable	2,887	70,880	131,693

Net cash provided (used) in operations	(6,183)	58,651	(79,493)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from loans from related parties	4,197	(57,454)	24,678
Proceeds from issuance of common stock	-	-	55,450

Cash provided by financing activities	4,197	(57,454)	80,128

Net (decrease) increase in cash	(1,986)	1,197	635

Cash at beginning of period	2,621	1,946	-

CASH AT END OF PERIOD	$ 635	$ 3,143	$ 635

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  May 31, 2010

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

On May 31, 2010, the Company had a net operating loss carry forward of $359,236.  The tax benefit of approximately $107,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

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
May 31, 2010

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

STANFORD MANAGEMENT LTD.
            (Pre-Exploration Stage Company)
         NOTES TO FINANCIAL STATEMENTS
May 31, 2010

(Unaudited – Prepared by Management)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Financial Instruments

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As at May 31, 2010, officers-directors had acquired 15% of the common capital stock issued, and have made no interest, demand loans of $24,678 and have made contributions to capital of $148,050 in the form of expenses paid for the Company.

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

7.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to June 20, 2010 and has found no material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at May 31, 2010 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2010, the Company had $635 in cash and liabilities of $156,371.  The liabilities of $131,693 owed to general creditors are as follows: auditors - $600, internal accountant - $50,413, former directors and officers - $74,914 and office – $5,767.  The amount owed to related parties of $24,678 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 1,950
Bank charges and interest	ii	21
Edgarizing	iii	250
Management fees	iv	1,500
Office and general	v	41
Rent	vi	1,050
Telephone	vii	600
Transfer agent fees	viii	228
Total expenses		$ 5,640

i.
The Company accrued $1,250 for the preparation of working papers for filing with the Form 10-Q.  The accrual for the review of the financial statements attached here by the Company’s new independent accountants, Madsen & Associates CPA’s Inc. is $600. An additional $100 was accrued for February’s review.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize this Form 10-Q for the three months ended May 31, 2010.

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

viii.	Annual storage charges invoiced by the transfer agent.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,800	$ 51,013	$ 60,813
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,150	-	1,150
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	5,767	6,767
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,675	$ 131,694	$ 145,369

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.    Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Feb. 28, 2010	1,250	600	1,850
Form 10-Q – May 31, 2010	1,250	600	1,850
Form 10-K – Aug 31, 2010	1,500	2,750	4,250
Form 10-Q – Nov. 30, 2010	1,250	600	1,850

	$ 5,250	$ 4,550	$ 9,800

2. Bank charges have been estimated at the amount accrued since account opened during the year and projected for twelve months.

3. The former directors and officers are owed the sum of money as noted above. The amount is on a demand basis but bears no interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $359,236.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $131,693 less the amount in the bank account being $635.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Janay B. Gregorio, Chief Executive Officer and Reynan Ballan, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of May 31, 2010, the management of Stanford assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended May 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at May 31, 2010, Stanford did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Stanford a whistleblower policy is not necessary.

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

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no changes in Stanford’s internal controls over financial reporting during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to material affect, Stanford’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Stanford’s assets.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $359,236 as at May 31, 2010.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

Dated:  June 23, 2010

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  June 23, 2010