Form 10-K
period 2010-08-31
STANFORD MANAGEMENT LTD
filed 2010-11-04
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended : August 31, 2010

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

October 29, 2010: 52,170,000 common shares

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

Planned Business

During the next fiscal year we will undertake to explore our mineral claim, the San Carlos gold property, which is located near Dagupan in the Philippines.  Currently we do not have the available funds to commence exploration but our directors are considering several ways of obtaining funding for the purpose of exploring the San Carlos; being obtaining institution loans guaranteed by the directors themselves, advances by the directors or issuing shares from Treasury.   No decision as to the best approach for funding has been made by the directors.   No discussions have occurred with any broker-dealer regarding the underwriting of our shares.

With regards to an exploration program on the San Carlos, we will undertaking Phase 1 of the recommended program as shown on page 12 of this Form 10-K which will comprise basic geological mapping and surveying to identify outcrops and other areas of interest.  Since our two directors are geologists they will be responsible for overseeing the Phase I and recommending further exploration work on Phase II as outlined on page 12.  Once both Phases I and II are complete our directors will assess the results and determine if further soil sampling is needed  to increase our knowledge of existing outcroppings, to identify other areas of interest on the San Carlos or to determine whether a diamond drilling program is warranted on the areas identified under Phases I and II.   We are hoping to raise sufficient funds at the first of the year to undertake as a minimum Phase I and hopefully Phase II.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $368,031 as at August 31, 2010.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

4.	The auditors have examined the financial statements based on the Company being a going concern but have substantial doubt that it will be able to continue as a going concern.

The Company’s auditors, Madsen & Associates CPA’s Inc., in the audited financial statements attached to its 10-K for the year ended August 31, 2010, has stated in their audit report the following:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

On August 27, 2007, FINRA (Financial Industry Regulatory Authority) pursuant to NASD Rule 6640 and Rule 15c-2-11 under the Securities Exchange Act of 1934 cleared Stanford’s request for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.  On March 26, 2010, the Company failed to comply with Rule 15c2-11 and its quotation was removed from the OTC Bulletin Board.   It is still quoted on the OTC Pink Sheets under the symbol of SFML.

Since its inception, Stanford has not paid any dividends on its common stock, and Stanford does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2010 Stanford had 52 shareholders; one of these shareholders is an officer and director of Stanford.

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

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our audited financial statements for the year ended August 31, 2010.   The following figures represent only a summary of what is contained in the audited financial statements.  By review the Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the attached audited financial statements and the notes thereto will assist you in better understanding our financial position.

Statement of Operations
	For the year ended August 31, 2010	September 24, 1998 (date of incorporation) to August 31, 2010

Revenue	$ -	$ -

Impairment on mineral claim acquisition costs Exploration expenses	- -	5,000 20,940
General and Administration	22,365	342,091
Net loss	(22,365)	(368,031)

Weighted average shares outstanding (basic)	52,170,000
Weighted average shares outstanding (diluted)	52,170,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet

Cash and cash equivalent	$ 1,015
Total assets	1,015
Total liabilities	157,446
Total Shareholders’ deficiency	$ (157,446)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  As at August 31, 2010 there were a total of 52,170,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2010, the Company had $1,015 in cash and liabilities of $157,446.  The liabilities of $131,268 owed to general creditors are as follows: internal accountant - $50,863, former directors and officers - $74,914 and office – $5,491.  The amount owed to related parties of $26,178 is non-interest bearing and has no fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 7,600
Bank charges and interest	ii	105
Edgarizing	iii	750
Filing fees and franchise taxes	iv	346
Management fees	v	6,000
Office	vi	446
Rent	vii	4,200
Telephone	viii	2,400
Transfer agent's fees and interest	ix	518
Total expenses		$ 22,365
i.
The Company has paid its auditors, Madsen & Associates CPA’s Inc, $500 for the review of the November 30, 2009 quarterly financial statements and $600 for the six and nine months financial statements.  The Company accrued $1,250 each for the November 2009, February and May 31, 2010 for preparation of working papers for filing with the various Form 10-Qs.  In addition to the above payments, there was a charge of $2,150 for a review of the former auditor’s financial statements.

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

vi.	Office expenses of $446 comprised courier, faxing, photocopying and office supplies during the year.

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

xi.	Fees paid to Holladay Stock Transfer for share issuance and other services provided.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:
Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 10,050	$ 50,413	$ 60,463
Bank charges	2	100	-	100
Edgar filing fees	3	1,200	-	1,200
Filing fees and franchise taxes	4	375	-	375
Office	5	1,000	5,941	6,941
Repayment to former Directors	6	-	74,914	74,914
Transfer agent's fees	7	1,200	-	1,200
Estimated expenses		$ 13,925	$ 131,268	$ 145,193

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10K - Aug 31, 2010	$ 1,750	$ 2,750	$ 4,500
Form 10Q - Nov. 30, 2010	1,250	600	1,850
Form 10Q – Feb 28, 2011	1,250	600	1,850
Form 10Q - May 31, 2011	1,250	600	1,850

	$ 5,500	$ 4,550	$ 10,050

2.	Bank charges have been estimated for twelve months.

3.	Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q on Edgar. It is estimated the cost for each of the Form 10-Qs will be $250 and the cost of filing the 10-K will be $450.

4.	Filing fees to The Company Corporation as a registered agent in the State of Delaware is estimated at $215 per year. Franchise taxes paid to the State of Delaware are $160.

5.	Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges giving consideration to some of the expenses not being of a recurring nature.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc., and attached hereto.

The following financial statements are included in this report:

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2010 and through the subsequent period to, to the best of Stanford's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

Cash

During the fiscal year ended August 31, 2010 the Company has had limited transactions within its bank account.   A risk factor relating to the bank account is that the former President and Director, Glen Macdonald, is still the sole check signer on the account.  Management is aware of this risk factor but due to the limited dollar value held in the account and future limited deposits being made to this account, the risk factor is slight.   There is a difficulty in changing the signatory on the account since the Bank of Montreal requires the future signing officers to attend the bank in person.   Being residents of the Philippines this is not possible.   When the Company opens its bank account in the Philippines it will have Glen Macdonald sign one more check payable to the Company’s account in the Philippines.

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

One internal control weakness identified by management is that the San Carlos has not been surveyed to determine its exact borders.  Without a geological survey there is no certainty that future exploration work will actually be done on the San Carlos claim itself.   In the future, the Company might have a law suit from a third party disputing the boundaries of the San Carlos.   This will result in substantial money being spent on defending the Company’s position and there is no certainty a decision will be made in favour of the Company.   If this is the case, the part of the San Carlos in dispute might be lost.   Management intends to rectify this situation by having a survey performed on the San Carlos and filed with the Ministry of Mines for the Republic of Philippines.

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

Financial reporting on the Balance Sheet will not be affected by the loss of a portion of the San Carlos since all expenses relating to the purchase and exploration of the claim are treated as a period cost and written against income in the year the expense occurs.  Nevertheless, any dispute of the boundaries of the San Carlos will have to be disclosed in the notes to the financial statements.

Accounts payable and invoices

The Company receives very few invoices each month.   The invoices consist mainly of payments to the auditors, transfer agent, courier, franchise taxes to the State of Delaware and miscellaneous office expenses.

Management realizes that one of the weaknesses in internal control is the payment of an invoice which is fraudulent.   This would occur mainly from suppliers who are engaged to work on the San Carlos mineral claim.   Even though Jancy Gregorio and Reynan Ballan will oversee expenditures on the San Carlos, there is no certainty they will be able to identify all invoices as correct.   For example, a worker might record his time as 40 hours for the week whereas he only spent 20 hours working.   Unless either Jancy Gregorio or Reynan Ballan is actually present during the work they will have to rely upon the honesty of the individuals working on the claim.   Nevertheless, management does not feel such overpayments will be material since any larger dollar invoice will be agreed upon in advance.  Therefore, this should not affect the financial reporting requirements due to being immaterial.

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

The following table sets forth as of August 31, 2010, the name, age, and position of each of its executive officers and directors and the term of office of each director of Stanford.

Name	Age	Position Held	Term as Director Since

Jancy Boy Gregorio	31	President, CEO and Director	2007

Reynan Ballan	32	CFO, CAO, Secretary Treasurer and Director	2007

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

ITEM 11.                        EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Stanford during the fiscal year ended August 31, 2010.

The following table sets forth compensation paid or accrued by Stanford during the fiscal years ended August 31, 2006 to 2010 to Stanford’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.

Summary Compensation Table (2006-2010)

Name and Principal position	Year	Salary	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)

Glen Macdonald Former President And Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Vera McCullough Former Secretary Treasurer, and Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

William Nielsen Former Chief Accounting Officer and Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Jancy Gregorio President, Chief Executive Officer and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Reynan Ballan Secretary Treasurer, Chief Financial Officer and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

There has been no compensation given to either of the Directors or Officers during the periods ended August 31, 2006 to 2010.  There are no stock options outstanding as at August 31, 2010, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

The following table sets forth information regarding the beneficial ownership of shares of Stanford’s common stock as of August 31, 2010 (52,170,000 shares issued and outstanding) by all directors, executive officers and beneficial owners of more than five (5%) of our shares.

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

(3)
The shares held by Jancy Gregorio are restricted since they were issued to a director in compliance with an exemption from registration by Section 4(2) of the Securities Act of 1933, as amended.   After these shares have been held for one year, Jancy Gregorio could sell a percentage of his shares based on one percent of the issued and outstanding shares of Stanford.  In other words, Gregorio’s shares can be sold after the expiration of one year in compliance with the provisions of Rule 144.   The share certificate bears a ‘stop transfer’ legend on it.  As at August 31, 2010, the number of shares which could presently be sold pursuant to Rule 144 is 521,700 shares.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Stanford’s annual financial statements and the review included in Stanford’s Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $16,100.

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

Date:  October 29, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  JANCY BOY GREGORIO
Jancy Boy Gregorio
Chief Executive Officer,
President and Director

By:  REYNAN BALLAN
Reynan Ballan
Chief financial Officer, Secretary
Treasurer and Director

Date: October 29, 2010

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Stanford Management Ltd.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Stanford Management Ltd. (A Pre-Exploration Stage Company) (the Company) at August 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from September 24, 1998 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanford Management Ltd. (a Pre-Exploration Stage Company) as at August 31, 2010 and 2009, and the results of operations and its cash flows for each of the years in the two-year period ended August 31, 2010, and the period from September 24, 1998 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
October 29, 2010

   STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,015	$ 2,621

Total Current Assets	$ 1,015	$ 2,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 131,268	$ 128,806
Advances from related parties – Note 4	26,178	20,481
	157,446	149,287

STOCKHOLDERS’ DEFICIENCY

Common Stock
500,000,000 shares authorized, at $0.001 par value 52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	154,480	141,880
Deficit accumulated during the pre-exploration stage	(363,081)	(340,716)

Total Stockholders’ Deficiency	(156,431)	(146,666)

	$ 1,015	$ 2,621

The accompanying notes are an integral part of these financial statements

STANFORD MANAGEMENT LTD.
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years ended August 31, 2010 and 2009 and the period
September 24, 1998 (Date of Inception) to August 31, 2010

	Aug 31, 2010	Aug 31, 2009	Sept 24, 1998 to Aug 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment on mineral claim acquisition costs Exploration	- -	- -	5,000 25,940
General and administrative	22,365	30,027	337,141

NET LOSS	$ (22,365)	$ (30,027)	$ (363,081)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	52,170,000	52,170,000

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the period September 24, 1998 (Date of Inception) to August 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Capital stock issued
For cash	40,300,000	$ 40,300	$(38,285)	$ -
For cash	6,870,000	6,870	(3,435)
Capital contribution- noncash expenses	-	-	12,600
Net loss for the period	-	-	-	(17,294)

Balance, August 31, 1999	47,170,000	47,170	(29,120)	(17,294)
Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(15,583)

Balance, August 31, 2000	47,170,000	47,170	(16,520)	32,877
Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(18,415)

Balance, August 31, 2001	47,170,000	47,170	(3,920)	(51,292)
Capital contribution – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(18,160)

Balance, August 31, 2002	47,170,000	47,170	8,680	(69,452)
Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(28,620)

Balance, August 31, 2003	47,170,000	47,170	21,280	(98,072)
Capital contributions – noncash expenses	-	-	12,600
Net Loss for the year	-	-	-	(33,983)

Balance, August 31, 2004	47,170,000	47,170	33,880	(132,055)
Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(36,602)

Balance, August 31, 2005	47,170,000	47,170	46,480	(168,657)
Capital contribution – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(44,122)

Balance, August 31, 2006,	47,170,000	47,170	59,080	(212,779)

Capital stock issued For cash – at $0.01	5,000,000	5,000	45,000
Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(37,672)

Balance, August 31, 2007	52,170,000	52,170	116,680	(250,451)

Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(60,238)

Balance, August 31, 2008	52,170,000	52,170	129,280	(310,689)

Capital contributions – noncash expenses	-	-	12,600
Net loss for the year	-	-	-	(30,027)

Balance, August 31, 2009	52,170,000	52,170	141,880	(340,716)

Capital contributions – noncash expenses	-	-	12,600	-
Net loss for the year	-	-	-	(22,365)

Balance, August 31, 2010	52,170,000	$ 52,170	$ 154,480	$ (363,081)

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS
For the Years ended August 31, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to August 31, 2010

	Aug 31, 2010	Aug 31, 2009	Sept 24, 1998 to Aug 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,365)	$ (30,027)	$ (363,081)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	12,600	12,600	151,200
Change in accounts payable	2,462	4,245	131,268

Net Change in Cash from Operations	(7,303)	(13,182)	(80,613)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	5,697	13,857	26,178
Proceeds from issuance of common stock	-	-	55,450

Net change in cash flows from financing activities	5,697	13,857	81,628

Net (Decrease) Increase in Cash	(1,606)	675	1,015

Cash at Beginning of Period	2,621	1,946	-

CASH AT END OF PERIOD	$ 1,015	$ 2,621	$ 1,015

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions - non cash expenses	$ 12,600	$ 12,600	$ 151,200

The accompanying notes are an integral part of these financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

On August 31, 2010, the Company had a net operating loss carry forward of $363,081.  The tax benefit of approximately $109,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2030.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2010

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
August 31, 2010

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current year’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL  STATEMENTS
August 31, 2010

3.           ACQUISITION OF MINERAL CLAIM

On February 2, 2008, the Company purchased a 100% interest in the San Carlos Gold Claim located in the Philippines for $5,000 including a geological report.  The Company has not established the existence of a commercially minable ore deposit on the San Carlos Gold Claim.   This claim has no expiration date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs will not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

            On August 31, 2010, officers-directors and their families had acquired 15% of the common capital stock issued, have made advances of $26,178 and have made contributions to capital in the form of noncash expenses in the amount of $151,200.

5.	CAPITAL STOCK

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

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital provided by the Company’s President, Jancy Gregorio, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 29, 2010 which is the date the financial statements were issued.