Form 10-Q
period 2010-11-30
STANFORD MANAGEMENT LTD
filed 2011-01-10
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended .November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 31, 2010: 52,170,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2010 and August 31, 2010	4

	Statement of Operations For the three months ended November 30, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to November 30, 2010	5

	Statement of Cash Flows For the three months ended November 30, 2010 and 2009 and for the period September 14, 1998 (Date of Inception) to November 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Financial Conditions and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Stanford Management Ltd. (pre-exploration stage company) (the Company) at November 30, 2010 (with comparative figures as at August 31, 2010) and the statement of operations for the three months ended November 30, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to November 30, 2010 and the statement of cash flows for the three months ended November 30, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to November 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

STANFORD MANAGEMENT LTD.
Pre-Exploration Stage Company)
BALANCE SHEETS
(UNAUDITED)
ASSETS	November 30, 2010	August 31, 2010

Current Assets

Cash	$ 1,016	$ 1,015

Total Assets	$ 1,016	$ 1,015

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 75,059	$ 131,268
Advances from related parties – Note 4	87,681	26,178

Total current liabilities	162,740	157,446

Stockholders’ deficiency

Common Stock
500,000,000 common shares authorized, at $0.001 par value
52,170,000 shares issued and outstanding	52,170	52,170
Capital in excess of par value	154,480	154,480
Deficit accumulated during the pre-exploration stage	(368,374)	(363,081)

Total stockholders’ deficiency	(161,724)	(156,431)

	$ 1,016	$ 1,015

The accompanying notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended November 30, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to November 30, 2010
(UNAUDITED)

	Three months ended Nov. 30, 2010	Three months ended Nov. 30, 2009	Date of Inception to Nov. 30, 2010

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Impairment on mineral claim acquisition costs	-	-	5,000
Exploration costs	-	-	20,940
General and administration	5,293	7,672	342,434

NET LOSS	$ (5,293)	$ (7,672)	$ (368,374)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	52,170,000	52,170,000

The accompany notes are an integral part of these interim unaudited financial statements.

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended
November 30, 2010 and 2009 and for the period from September 24, 1998 (date of inception) to
November 30, 2010
(UNAUDITED)

	Three months ended November 30, 2010	Three months ended November 30, 2009	September 24, 1998 (date of inception) to November 30, 2010

Cash flows from Operating Activities

Net loss	$ (5,293)	$ (7,672)	$ (368,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Capital contributions – noncash expenses	-	3,150	151,200
Changes in accounts payable	(56,209)	(340)	75,059

Net cash provided (used) in operations	(61,502)	(4,862)	(142,115)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Advances from related parties	61,503	2,318	87,681
Proceeds from issuance of common stock	-	-	55,450

Net change in cash flows from financing activities	61,503	2,318	143,131

Net (decrease) increase in cash	1	(2,544)	1,016

Cash at beginning of period	1,015	2,621	-

CASH AT END OF PERIOD	$ 1,016	$ 77	$ 1,016

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING

Capital contributions – noncash expenses	$ -	$ 3,150	$ 151,200

The accompanying notes are an integral part of these interim unaudited financial statements

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
  November 30, 2010
(UNAUDITED)
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

On November 30, 2010, the Company had a net operating loss carry forward of $368,374.  The tax benefit of approximately $110,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will begin to expire in 2018.

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
November 30, 2010
(UNAUDITED)

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

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short termmaturities.

Reclassification

Certain prior period amounts have been reclassified to conform with current year’s financial statement presentation.

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended November 30, 2010, a Director made advances of $61,503 to the Company.

As at November 30, 2010, officers-directors had acquired 15% of the common capital stock issued, and have made no interest, demand loans of $87,681 and have made contributions to capital of $151,200 in the form of expenses paid for the Company.

5.	CAPITAL STOCK

The shareholders, at the Annual General Meeting held on March 9, 2007, approved an amendment to the Certificate of Incorporation whereby the authorized share capital of the

STANFORD MANAGEMENT LTD.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's amended Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 post-split shares of common stock, par value $0.001 per share.  As at November 30, 2010 there were a total of 52,170,000 post-split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2010, the Company had $1,016 in cash and liabilities of $162,740.  The liabilities of $75,059 owed to general creditors are as follows: former directors and officers - $74,914 and office – $145.  The amount owed to related parties of $87,681 is non-interest bearing and has no fixed terms of repayment.

During the three months, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 4,500
Bank charges and interest	ii	25
Edgarizing	iii	450
Office and general	iv	268
Transfer agent fees	v	50
Total expenses		$ 5,293

i.
The Company accrued $1,750 for the preparation of year end working papers for filing with the Form 10-K.  The accrual for the audit of the financial statements as at August 31, 2010 by the Company’s new independent accountants, Madsen & Associates CPA’s Inc. is $2,750.

ii.	Standard monthly bank charges for the three months.

iii.	Represents the cost to edgarize the Form 10-K for the year ended August 31, 2010.

iv.	Represent courier and photocopying charges incurred during the period.

vii.	Annual audit charges invoiced by the transfer agent.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 11,100	$ -	$ 11,100
Bank charges	2	150	-	150
Directors - former	3	-	74,914	74,914
Edgar filing fees	4	1,200	-	1,200
Filing fees and franchise taxes	5	375	-	375
Office	6	1,000	145	1,145
Transfer agent's fees	7	1,000	-	1,000
Estimated expenses		$ 14,825	$ 75,059	$ 89,884

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.    Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Feb. 28, 2011	1,250	850	2,100
Form 10-Q – May 31, 2011	1,250	850	2,100
Form 10-K – Aug 31, 2011	1,500	3,300	4,800
Form 10-Q – Nov. 30, 2011	1,250	850	2,100

	$ 5,250	$ 5,850	$ 11,100

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

7. Each year the Company is charged fees of approximately $1,000 by its transfer agent to act on its behalf.

Stanford will have to raise sufficient funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Stanford does not expect to purchase or sell any plant or significant equipment during the next year.

Stanford does not expect any significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

Stanford has had no revenue since inception and its accumulated deficit is $368,374.  To date, the growth of Stanford has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and previously maintaining the SF claim in good standing.

The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $75,059 less the amount in the bank account being $1,016.  At present, Stanford does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Stanford’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Janay B. Gregorio, Chief Executive Officer and Reynan Ballan, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at November 30, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2010, the management of Stanford assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended November 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at November 30, 2010, Stanford did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Stanford a whistleblower policy is not necessary.

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

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no changes in Stanford’s internal controls over financial reporting during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to material affect, Stanford’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Stanford’s assets.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

1.
The Company’s share price is subject to the Penny Stock Rule which will result in any broker-dealer involved in the Company’s shares having increased administrative responsibilities which will have a negative effect on both the Company’s ability to raise funds and an investor’s ability to purchase or sell his shares.

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

Since inception, the Company has incurred losses and has an accumulative deficit of $368,374 as at November 30, 2010.  The Company has never generated any revenue from its business activities and has no prospect of generating any such revenue in the foreseeable future.   Those factors are expected to negatively affect the Company’s ability to raise funds from the public since there is no certainty the Company will ever be able to make a profit.

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

Dated:  January 10, 2011

REYNAN BALLAN
Reynan Ballan
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  January 10, 2011