Form 10-Q
period 2011-02-28
Allezoe Medical Holdings Inc
filed 2011-04-19
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011
or
       [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____  To______

Commission file number: 001-33090

ALLEZOE MEDICAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

                                                                        Delaware                                                                                  98-0413066
                                                           (State or other jurisdiction of  incorporation or organization)                      (IRS Employer  Identification No.)

                        6170 Research Road, Suite 103, Frisco, Texas                                                                                75034-2787
                         (Address of principal executive offices)                                                                                      (Zip Code)

(214-290-8031)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                           Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

                 Large accelerated filer [   ]                                                                                   Accelerated filer                                                         [   ]
                       Non-accelerated filer   [   ]                                                                                   Smaller reporting company                                       [X]
                (Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                     Yes [  ] No [ X]

As of April 14, 2011, the registrant had 130,425,000 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as at February 28, 2011 and August 31, 2010	2

	Consolidated Statements of Operations for the three and six months ended February 28, 2011 and 2010 and for the period July 13, 1999 (Date of Inception) to February 28, 2011	3
	Consolidated Statements of Stockholders’ Equity for the period July 13, 1999 (Date of Inception) to February 28, 2011	4
	Consolidated Statements of Cash Flows for the three and six months ended February 28, 2011 and 2010 and for the period July 13, 1999 (Date of Inception) to February 28, 2011	5
	Notes to the Consolidated Financial Statements.	6

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Removed and Resreved	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	SIGNATURES .	20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company) at February 28, 2011 (with comparative figures as at August 31, 2010) and the consolidated statement of operations for the three and six months ended February 28, 2011 and 2010, and for the period from July 13, 1999 (date of inception) to February 28, 2011 and the statement of cash flows for the six months ended February 28, 2011 and 2010 and for the period from July 13, 1999 (date of inception) to February 28, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities.  Consequently, Organ Transport Systems, Inc. is considered to be the surviving entity and the financial results presented in this Report through February 18, 2011 are solely those of Organ Transport Systems, Inc.  This acquisition has been reflected retroactively in the historic financial information presented in this Report.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2011 (Unaudited)	2010

ASSETS

CURRENT ASSETS
Cash	$11,349	$17,647
Prepaid expenses	6,181	6,181

Total current assets	17,530	23,828

Property, plant and equipment (net of accumulated
depreciation of $74,912and $73,233 respectively)	3,988	5,667
Patents	345,708	320,551

Total assets	$367,226	$350,046

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$633,671	$556,926
Accrued salaries	207,716	1,257,717
Notes payable - current portion	1,691,066	129,350
Accrued interest	52,748	88,242

Total current liabilities	2,585,201	2,032,235

Long-term notes payable	1,408,579	1,374,139

Total liabilities	3,993,780	3,406,374

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 130,425,000 and 18,717,740 shares
issued and outstanding	130,425	18,718
Additional paid in capital	22,374,946	22,486,653
Deficit accumulated during the development stage	(26,131,925)	(25,561,699)

Total stockholders' equity (deficit)	(3,626,554)	(3,056,328)

Total liabilities and stockholders' equity (deficit)	$367,226	$350,046

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

For the Periods from Inception, July 13, 1999, to February 28, 2011

					Cumulative from
	Three Months Ended		Six Months Ended		Inception to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	181,607	252,940	375,125	439,718	12,327,521
Research and development	-	-	-	-	4,581,030
Professional fees	18,588	24,800	38,271	50,230	2,972,130
Directors fees	-	608,536	-	608,536	2,447,968
Travel and entertainment	784	-	1,861	-	833,127
Advisor fees	-	37,500	-	262,500	478,501
Rent	17,091	22,669	34,860	39,733	381,943
Organizational costs	-	-	-	-	287,344
Insurance	558	751	6,591	470	191,143
Office expense	-	300	1,197	998	179,792
Management contract	-	-	-	-	160,350
Telephone and internet	1,566	1,919	3,226	2,710	144,162
Contract labor	-	54,674	-	54,674	137,553
Miscellaneous	457	177	1,285	1,128	101,210
Depreciation expense	826	949	1,679	1,899	74,912
Dues and subscriptions	49	-	482	-	49,084
Repairs and maintenance	600	-	741	-	24,693
Bad debt expense	-	-	-	-	11,996
Contributions	-	-	-	-	9,700

Loss from operations	(222,126)	(1,005,215)	(465,318)	(1,462,596)	(25,394,159)

Net interest income (expense)	(71,780)	(21,318)	(104,908)	(30,721)	(737,766)

Net loss	$(293,906)	$(1,026,533)	$(570,226)	$(1,493,317)	$(26,131,925)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
(Unaudited)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from Inception, July 13, 1999, to February 28, 2011

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock	Common Stock	Paid In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)

Balance - July 13, 1999 (inception)	-	$-	$-	$-	$-

Common stock issued to founders for services, $.001 per share, 1999 - 2004	6,280,530	6,281	-	-	6,281

Converted notes payable to common stock, $.25 - $1.00 per share, 2000 - 2002	801,890	802	365,279	-	366,081

Common stock issued for cash, $.10 - $.62 per share, 2000 - 2001	1,240,000	1,240	428,760	-	430,000

Common stock issued for services, $.40 - $1.50 per share, 2000 - 2008	413,520	413	501,867	-	502,280

Converted notes payable to common stock, $1.00 per share, 2005	193,620	194	193,426	-	193,620

Common stock issued for cash, $1.00 - $1.75 per share, 2002 - 2008	8,284,820	8,285	9,887,591	-	9,895,876

Common stock issued for warrants exercised, $.10 - $.75 per share, 2006 - 2008	1,361,680	1,361	138,057	-	139,418

Cancel stock to issue warrants	(15,290)	(15)	-	-	(15)

Stock option warrants issued for services, 2000 - 2009	-	-	8,365,651	-	8,365,651

Net loss for the period from July 13, 1999 (inception) to August 31, 2009	-	-	-	(22,060,049)	(22,060,049)

Balance - August 31, 2009	18,560,770	18,561	19,880,631	(22,060,049)	(2,160,857)

Common stock issued for cash, $.66 - $1.88 per share	84,000	84	125,845	-	125,929

Conversion of notes payable to stock option warrants	-	-	107,077	-	107,077

Warrants exercised, $.33 per share	72,970	73	23,786	-	23,859

Stock option warrants issued for services			2,349,314	-	2,349,314

Net loss for the year ended August 31, 2010	-	-	-	(3,501,650)	(3,501,650)

Balance - August 31, 2010	18,717,740	18,718	22,486,653	(25,561,699)	(3,056,328)

Recapitalization - OTS acquisition February 18, 2011	111,707,260	111,707	(111,707)	-	-

Net loss for the six months ended February 28, 2011	-	-	-	(570,226)	(570,226)

Balance - February 28, 2011 (unaudited)	130,425,000	$130,425	$22,374,946	$(26,131,925)	$(3,626,554)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
 (A Development Stage Company)
(Unaudited)

STATEMENTS OF CASH FLOWS

For the Periods from Inception, July 13, 1999, to February 28, 2011

Six Months Ended 2011	Six Months Ended 2010	Inception to February 28,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(570,226)	$(1,493,317)	$(26,131,925)
Adjustments to reconcile net loss to net
cash provided (used) by operations:
Depreciation expense	1,679	1,899	74,912
Stock based compensation expense	-	990,000	11,223,528
Interest accrued on notes payable	104,377	31,237	514,570
Increase in prepaid expenses	-	-	(6,181)
Increase in accounts payable
and accrued expenses	76,745	115,320	1,591,704
Decrease in bank overdraft	-	(476)	-
Increase in accrued salaries	350,749	367,500	1,608,466

Net cash provided (used) by operating activities	(36,676)	12,163	(11,124,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(78,900)
Investment in patents	(25,157)	(13,378)	(345,708)

Net cash used by investing activities	(25,157)	(13,378)	(424,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	10,615,067
Proceeds from notes payable	55,535	1,501	1,474,048
Payments of notes payable	-	-	(528,232)

Net cash provided by financing activities	55,535	1,501	11,560,883

Net increase (decrease) in cash	(6,298)	286	11,349

Cash and equivalents, beginning of period	17,647	-	-

Cash and equivalents, end of period	$11,349	$286	$11,349

Supplemental cash flow information:
Cash paid for interest	$-	$-	$4,500
Cash paid for income taxes	$-	$-	$-

Significant non-cash activities
Notes payable converted to warrants	$-	$-	$107,077
Notes payable converted to common stock	$-	$-	$559,699
Liabilities converted to notes payable	$1,400,750	$99,321	$2,358,783
Accrued interest converted to notes payable	$139,871	$132,420	$461,822

The accompanying notes are an integral part of these consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  February 28, 2011
(UNAUDITED)

NOTE 1.           ORGANIZATION

Allezoe Medical Holdings, Inc., formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.  On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the acquisition of Organ Transport Systems, Inc. “OTS”. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, Organ Transport Systems, Inc. is considered to be the surviving entity and the financial results presented in this Report through February 18, 2011are solely those of Organ Transport Systems, Inc. This acquisition has been reflected retroactively in the historic financial information presented in this Report.

 OTS is a development stage company. It was organized under the laws of the State of Nevada on July 13, 1999 and is a medical technology company based in Frisco, Texas. OTS has developed human organ preservation technologies designed to revolutionize the organ transplantation industry by dramatically improving the quality and increasing the availability of vital organs. Its strategic goal is to be the worldwide leader of technologically advanced products and services for the entire organ preservation and enhancement market.

Nature of Operations

The Company’s assets at February 28, 2011 consisted of fixed assets and patents related to new organ transportation technology. The Company has developed a business plan that consists of providing new organ transportation technology to a target market. The Company’s strategy is to become the worldwide leader in a growing market for technologically advanced organ and tissue preservation and enhancement products and services. While OTS’ initial product, the LifeCradle® HR, is designed for the portable perfusion of the heart, the Company plans to offer a complete line of LifeCradle® products for all solid human organs including the heart, liver, kidney, lungs, pancreas, intestines and tissues such as limbs. The Company plans to also offer perfusion solutions for use in its devices, as well as static storage solutions as a replacement for the current‚ “picnic-cooler” technology.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at February 28, 2011 and 2010 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended February 28, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year.

Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiary, OTS. These financial statements reflect the financial position and results of operations, cash flows, and changes in equity of OTS from inception (July 13, 1999) through February 18, 2011, at which time the Company began reporting consolidated results.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage include company formation, equity issued for patents and technology, and fixed assets and further implementation of the business plan. The Company has not generated any revenues since inception.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material.

Cash and Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Intangible Asset

The cost of patent assets has been capitalized and is not being amortized as revenues relating to the asset have not been generated. The Company will test for impairment of this asset on an annual basis by comparing the carrying amount to its estimated fair value.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets will be charged to expense. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. See Note I for a discussion of the Company’s stock-based compensation plans and assumptions used in determining stock-based compensation expense.

Research and Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, facility related expenses, and stock-based compensation related to employees involved in the Company’s research and development.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, management believes that no accruals for tax liabilities are necessary. Therefore, no reserves for uncertain income tax positions have been recorded.

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of February 28, 2011 and August 31, 2010, the Company had no balances in excess of federally insured limits.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Measurements

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has suffered recurring losses and has no established source of revenue.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows.

There can be no assurances that the Company will be able to achieve profitable operations or obtain additional funding.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Management intends to raise financing through private or public equity financing or other means and interests that it deems necessary to provide the Company with the ability to continue in existence. Upon FDA approval, the Company expects to begin actual manufacturing and sales operations. The Company negotiatied and closed initial financing of $300,000 in March 2011 and is currently negotiating larger financing to initiate the FDA5-10K process which will be completed within 5-10 months.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3.     PROPERTY AND EQUIPMENT

A summary of property and equipment as of February 28, 2011 and August 31, 2010 is as follows:

	February 28, 2011(unaudited)	August 31, 2010
Electronic equipment	$73,788	$73,788
Furniture and equipment	5,112	5,112
	78,900	78,900
Less accumulated depreciation	(74,912)	(73,233)
	$3,988	$5,667

NOTE 4.    INCOME TAXES

The Company accounts for income taxes in accordance with accounting standards for Accounting for Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Additionally, the standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of the acquisition date, February 18, 2011, Organ Transport Systems, Inc. had net operating losses for Federal income tax purposes totaling approximately $15,205,761 which expire in 2030, when it was acquired by the Company. The following is a schedule of deferred tax assets as of February 28, 2011, and August 31, 2010:

 ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2011
(UNAUDITED)

Note 4.     INCOME TAXES (continued)

	February 28, 2011	August 31, 2010
Net operating loss	$15,310,155	$14,739,658
Future tax benefit at 34%	$5,205,453	$5,011,484
Less: Valuation allowance	(5,205,453)	(5,011,484)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $100,000 and $194,000 during the three and six months ended February 28, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2010, and OTS had net operating loss carry-forwards of $14,739,698 at August 30, 2010 and $15,310,155 at February 28, 2011.  As a result of the acquisition of OTS and the disposition of the former mining operations, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through February 28, 2011. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 5: SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of February 28, 2011, Healthcare of Today, Inc. had acquired 60% of the common capital stock issued, on a non-diluting basis, as part of the transfer of Organ Transport Systems, Inc. to the Company.  Healthcare of Today, Inc. also provides financial, accounting, legal, administrative and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2011.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  During the quarter ended February 28, 2011, the Company issued 78,255,000 shares of common stock to Healthcare of Today, Inc. in exchange for the acquisition of all of the outstanding stock of Organ Transport Systems, Inc., representing 60 percent of the resulting 130,425,000 shares of the issued and outstanding common stock.  As part of the acquisition agreement and closing, the Company also agreed that the shares issued to Healthcare of Today, Inc. would be non-dilutive and would always represent 60 percent of the common shares outstanding.  In the event that additional common shares are issued to another party, then additional common shares also will be issued to Healthcare of Today, Inc. so that its resulting percentage ownership of the then outstanding common shares will remain at 60 percent.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 7. LEASE COMMITMENT

The Company leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with five offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $5,765. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

NOTE 8.  NOTES PAYABLE

The following is a summary of notes payable at February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010

Description

NTEC, Inc.

Note payable to NTEC, Inc. by Organ ransport Systems, Inc. ("OTS") The note accrues interest at 7% per annum and matured on December 31, 2010. Management is currently in negotiations for extension of the maturity and expect a renewal in the near future at favorable terms.
	$ 138,404	$ 129,350

The Realtime Group

Related party note payable to The Realtime Group by OTS. Realtime President Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834

Musculoskeletal Transplant Foundation

Note payable to Musculoskeletal Transplant Foundation (MTF)by OTS. The note accrues interest at the WSJ prime rate plus 2%, matures on December 31, 2012, and is convertible into shares of OTS at $1.00 per share.	907,664	822,217

University of Texas Southwestern Medical Center

Note payable to the University of Texas Southwestern Medical Center by OTS. The note accrues interest at 7% per annum and matures on December 31, 2011.	349,162	326,320

Employees and consultants

Notes payable to related parties – employees and consultantsby OTS. The notes accrue interest at 7% per annum and mature December 31, 2011. The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred	139,403	102,768

Orchid Island Capital

Note payable to Orchid Island Capital. The note accrues interest at 9% per annum and mature December 31, 2011 and is convertible into shares of the Company’s common stock at a price discounted 20 percent from the ten day average trading price at the time of conversion.	25,000	-

Convertible debentures - officers

Convertible notes payable to related parties – officersby OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible into shares of OTS common stock at a price discounted from average trading price.The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred	1,408,579	-

Total	3,099,645	1,503,489

Less: current portion	1,691,066	129,350

Long-term debt	$ 1,408,579	$ 1,374,139

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.  On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the acquisition of Organ Transport Systems, Inc.

The Company entered into a definitive Acquisition Agreement effective January 24, 2011 to acquire all of the issued and outstanding stock of Organ Transport Systems, Inc., a Nevada corporation based in Frisco, Texas (“OTS”).  OTS is a biomedical company engaged in developing, patenting, and commercializing portable hypothermic, oxygenated preservation and transport technology for human organs. OTS plans to offer products to assist in human organ transplantation including its LifeCradle®® product line which assists with organ preservation.  That acquisition has closed on February 18, 2011 (the "Closing").

Under the terms of the Acquisition Agreement, the Company acquired 100 percent of the issued and outstanding shares of OTS from its sole shareholder, Healthcare of Today, Inc., in exchange for the issuance of 78,255,000 common shares of the Company representing sixty (60) percent of the resulting issued and outstanding common shares of the Company on a fully diluted basis (the “Share Exchange”), which shares will thereafter be non-dilutable and will always maintain a sixty (60) percent ownership in the Company.  All outstanding liabilities of the Company have been discharged, paid or converted into equity at closing and the existing mining operations of the Company were transferred at closing to Executor Capital, Inc., a Belize corporation, for the assumption of all such liabilities.  The current officers and directors of the Company also resigned at Closing and appointed Michael Holder and Hyman White as the Directors of the Company, and Mr. Holder as President and Chief Executive Officer of the Company and Mr. White Secretary and Treasurer of the Company, effective February 18, 2011. The name of the Company also has been changed to Allezoe Medical Holdings, Inc., to reflect its new business direction, and the trading symbol for its common stock has been changed to "ALZM."

Prior to the entry into the Acquisition Agreement on January 24, 2011, there was no relationship between the Company or any of its affiliates and Healthcare of Today, Inc. ("Health Care of Today") or Organ Transport, Inc. or any of the officers, directors or affiliates of either of them.  Organ Transport is now a wholly-ownded subsidiary of the Company.

The Business

OTS is a development stage company and was organized under the laws of the State of Nevada on July 13, 1999.  It is a dynamic medical technology company based in Frisco, Texas. OTS has developed human organ preservation technologies designed to revolutionize the organ transplantation industry by dramatically improving the quality and increasing the availability of vital organs. OTS’s strategic goal is to be the worldwide leader of technologically advanced products and services for the entire organ preservation and enhancement market. The organ transplant market is approximately $9 billion in the U.S., of which $1.8 billion is spent on organ procurement and transportation alone.

Current Business of OTS

OTS was incorporated in July, 1999 and has devoted substantially all of its efforts to the design and development of the LifeCradle®.

The LifeCradle® is comprised of two principal components: a portable platform and an organ specific disposable set. The portable platform is a non-sterile, reusable instrument that houses the components of the LifeCradle®, including the disposable set. Because each disposable set is sterile and designed for a single use with each organ, our customers will need to purchase a new disposable set for each organ transplant that is performed using the LifeCradle®. Initially, we expect to derive much of our revenue from the sale of portable platforms. Over time, however, as use of the LifeCradle® for transplant procedures increases, we expect sales of the disposable sets will represent the majority of our revenue and will drive our revenue growth. Our ability to drive revenue growth will depend on hospitals, transplant centers and physicians adopting the LifeCradle® as a standard of care for use in organ transplant procedures.

We are a development stage enterprise as defined in FASB Accounting Standards Codification (“ASC”) Topic 915-10, Development Stage Enterprises (formerly Statement of Financial Accounting Standards, No. 7, Accounting and Reporting by Development Stage Enterprises), with a limited operating history. Beginning in 1999, OTS adopted a fiscal year that ends on the last day in December, but this fiscal tear was changed to that of the Company, August 31, as a result of the acquisition on February 18, 2011. We now operate as one reportable segment.

Our financial statements are now those of OTS as a result of the acquisition of OTS on February 18, 2011 and the disposition of our former mining operations. As of August 31, 2010 and February 28, 2011, we had not generated any revenue. We have incurred net losses in each year since our inception. As of August 31, 2010, we had a deficit accumulated during the development stage of $25.5 million. We expect our losses to increase as we continue our development activities and expand our commercialization activities. To date, we have funded our cash requirements primarily with proceeds from the sale of equity securities and from equipment financings. To the extent our cash, cash equivalents and investments, including the net proceeds from this offering, are insufficient to fund our future cash requirements, we may be required to raise additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of, delay or eliminate some or all of, our planned development and commercialization activities, which could materially harm our business.

 Plan of Operation

We are a development stage company which plans to enter into the business of providing hospitals, transplant centers and physicians with advanced organ transportation technology, allowing hospitals, transplant centers and physicians to use this technology to make organ preservation and transportation more efficient and effective. If we obtain FDA clearance of the LifeCradle®, we intend to market our products in the United States through a direct sales force supported by clinical specialists.

We also plan to acquire additional related or complementary companies and business to add to our cash flow as well as to enhance the development and marketing of the Life Cradle®

Our Product

The LifeCradle® technology is planned to (i) increase the number and quality of currently transplantable organs (generally provided from brain dead donors), (ii) expand the traditional pool of donor organs to include organs from deceased cardiac donors in addition to brain dead donors, (iii) treat and improve the health of currently non-transplantable organs, and (iv) expand beyond transplantation to externally treat organs of patients prior to replacing them in the patient’s body – all while reducing the costs associated with preservation, hospital stay, and ischemic time related patient complications. Research for all four steps has been conducted and/or proposed by leading transplant programs around the world in collaboration with OTS.

The Company believes its technology can roughly double the size of the transplant industry by improving the condition of organs and significantly extending the post-procurement life of donor organs (e.g. 4 times longer for donor hearts) which could potentially enable the transplantation of up to 80% of documented hearts currently not transplanted. The Company has completed in excess of 225 preservation experiments (rat, swine, canine and human hearts) with its technology. In proof of concept experiments in swine hearts, we have demonstrated perfusion times up to 24 hours followed by successful transplantation. Superior results include far less apoptosis (cell death), tissue lactate build up, and levels of the CK-MB isoenzyme (heart muscle damage), as well as active oxygen consumption and stable pH.  Studies presented at the 2009 International Society of Heart & Lung Transplantation in Paris with discarded human hearts using the LifeCradle® in the real donor operating room setting, have verified the ease of use in the current procurement process. Twelve-hour preservation periods with these discarded human hearts in the LifeCradle® have shown that the hearts are still consuming oxygen and that tissue lactate levels are significantly lower at the end of the preservation periods than with the cold, static storage controls currently used. These results are consistent with the findings in the earlier animal transplant studies. The Company’s initial product, The LifeCradle® HR Cardiac Perfusion System (the “LifeCradle® HR”), perfuses and feeds a heart via a circulating, oxygenated, hypothermic, proprietary nutrient solution with the intention of better preserving and maintaining the organ beyond current standards of care. The LifeCradle® HR does this by (i) providing stable temperature control, (ii) maintaining aerobic metabolism through the delivery of oxygen and nutrients, (iii) providing real-time metabolic and physiological data during perfusion, and (iv)fitting seamlessly into the procurement environment, requiring negligible resource commitment. With its LifeCradle® HR device, OTS plans to (i) decrease the current travel time restrictions associated with the prevailing organ transportation process, (ii) provide the time necessary to evaluate the organ’s health instead of preemptively rejecting an organ simply due to a quick assessment of the donor’s medical or social history, (iii) resuscitate organs that are temporarily in poor condition (too fatigued), (iv) reduce the probability of organ damage prior to transplantation and complications following procurement, and (v) medically treat and enhance previously non-transplantable organs. All of these benefits could improve transplant outcomes, reduce costs and expand the pool of transplantable organs and thus transplants. In 2006, 41,000 available organs went unused while 96,000 patients were on the transplant waiting list at the end of the year. Almost 110,479 patients are waiting today.

While our initial product is designed for heart preservation in transplantation, we plan to adapt our technology for additional organs such as the liver, kidney, lungs, pancreas, intestines and limbs. The Company is also developing proprietary perfusion solutions to be used in the LifeCradle® devices.

Competitive Advantages

We believe there are several competitive advantages with our system over competitive systems.  Our LifeCradle®  transports donor hearts while pumping a proprietary solution through the organ, keeping it at optimal levels for transplantation. The LifeCradle® keeps the donor organ at an optimum level by keeping the organ at ideal temperatures and by continuously monitoring during transportation. The only comparative system is a “warm blood” device that has been introduced to the market but has failed to be proven effective. The only other competitive technology is an “igloo” cooler full of ice that is used to transport the donor heart.

At this point, however, we cannot provide any assurance or guarantee that we will be successful and capitalize upon the believed competitive advantages described above.

Employees

As a result of the acquisition of OTS and the disposition of the former mining operations, we now have four employees, all of whom work for OTS.  OTS has utilized a significant number of outside vendors and consultants to facilitate its product development, research and regulatory affairs.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placements of equity or private borrowings.  Our cash balance decreased $6,298 from $17,647 at August 31, 2010 to $11,349 at February 28, 2011. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion. Additionally, we received loan proceeds of $300,000 in March of 2011 from an unrelated third party, and we are in the process of completing the terms of a related convertible promissory note for this loan.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the Life Cradle® to market.  We expect to do so early in 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Off-Balance Sheet Arrangements

None

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including bank financing, will likely have a disproportionate impact on all micro-cap companies.  As a result, we may not be able to execute our business plan due to our inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Contractual obligations.

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees, other than promissory notes issued in payment of accrued salaries.

The following is a summary of notes payable at February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010

Description

NTEC, Inc.

Note payable to NTEC, Inc. by Organ ransport Systems, Inc. ("OTS") The note accrues interest at 7% per annum and matured on December 31, 2010. Management is currently in negotiations for extension of the maturity and expect a renewal in the near future at favorable terms.
	$ 138,404	$ 129,350

The Realtime Group

Related party note payable to The Realtime Group by OTS. Realtime President Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834

Musculoskeletal Transplant Foundation

Note payable to Musculoskeletal Transplant Foundation (MTF)by OTS. The note accrues interest at the WSJ prime rate plus 2%, matures on December 31, 2012, and is convertible into shares of OTS at $1.00 per share.	907,664	822,217

University of Texas Southwestern Medical Center

Note payable to the University of Texas Southwestern Medical Center by OTS. The note accrues interest at 7% per annum and matures on December 31, 2011.	349,162	326,320

Employees and consultants

Notes payable to related parties – employees and consultantsby OTS. The notes accrue interest at 7% per annum and mature December 31, 2011. The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred	139,403	102,768

Orchid Island Capital

Note payable to Orchid Island Capital. The note accrues interest at 9% per annum and mature December 31, 2011 and is convertible into shares of the Company’s common stock at a price discounted 20 percent from the ten day average trading price at the time of conversion.	25,000	-

Convertible debentures - officers

Convertible notes payable to related parties – officersby OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible into shares of OTS common stock at a price discounted from average trading price.The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred	1,408,579	-

Total	3,099,645	1,503,489

Less: current portion	1,691,066	129,350

Long-term debt	$ 1,408,579	$ 1,374,139

The Company leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with five offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $5,765. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

 Material changes in result.

As a result of the reverse merger with Organ Transport Services, Inc. on February 18, 2010, the former mining development activities of the Company have been terminated and all of the related assets and liabilities have been disposed of.  Our operations and financial statements have been restated retroactively as the results of operations of Organ Transport Services, Inc., as the successor entity.  There have been no material changes in the operations or assets of Organ Transport Systems, Inc. since the end of the fiscal year August 31, 2010, except that the financial statements of Organ Transport, Inc. have been restated to August 31, to accommodate the change in fiscal year to that of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at February 28, 2011.  Healthcare of Today, Inc. holds 60 percent of our common stock which, by agreement is non-dilutive.  Therefore, if common shares are issued for any reason to a third party, additional common shares also will be issued to Healthcare of Today, Inc. so that it always maintains a 60 percent ownership of our common shares.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:
●	variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other medical devise companies which our shareholders consider similar to ours;

●	the progress with FDA approval of the LifeCradle®, and

●	other events which we have no control over.

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

It has recently come to our attention that unrelated third parties have been actively promoting the trading activity in our common stock on the  OTCBB, through e-mails, mailings and telephone solicitations using misleading, inaccurate and false claims regarding OTS. We have responded by deploring this activity and making it clear that we have had no involvement in and have not approved this activity or any of these e-mails, mailings, advertisements or other promotional activity.  The Company itself has not engaged in any promotional activity and will publicly disclose any material information regarding the company only in authorized press releases and public filings.  We have also publicly warned investors not to invest in our common stock based on any of these fasle and misleading claims.  The Company currently is not offering any shares publicly and is not engaged in any promotional or offering activities.

Trends

We are in the development stage, have not generated any revenue and have no prospects of generating any revenue until we have obtained FDA approval of our LifeCradle® product.   We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our current report on Form 8-K filed with the SEC on February 28, 2011.

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of February 28, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that we file or submit under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of February 28, 2011, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended February 28, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at February 28, 2011, we did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though we have a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to our small size, a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result our not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to our maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

(b) Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting, except for the February 18, 2011 acquisition and subsequent replacement of our management.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect our assets.

PART I– OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which we are subject, nor, to the best of our knowledge, are any material legal proceedings contemplated.

ITEM 1A                      RISK FACTORS

The list of risk factors contained in our Current Report on Form 8-K filed on February 28, 2011, under Risk Factors, are incorporated by reference.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2011, we issued 78,255,000 shares of common stock to Healthcare of Today, Inc. to acquire Organ Transport Systems, Inc.  The shares were issued in a private transaction under Section 4(21) of the Securities Act of 1933, and were issued in restricted form.  No other shares were issued in the three and six month periods ended February 28, 2011.

As a result of the issue of these shares, we now have a total of 130,425,000 common shares issued and outstanding.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      REMOVED AND RESERVED

ITEM 5.                      OTHER INFORMATION

Effective March 30, 2011, we raised $300,000 from Crystal Falls Investments, LLC, which is treated as a loan, although the related debdfneture notes have not yet been issued.  We are negotiating the terms of the debetures for this loan but have not yet executed any notes or deneturesd.

ITEM 6.                      EXHIBITS

31.1          Certification of Chief Executive Officer Pursuant to Section 302 of  the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2           Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEZOE MEDICAL HOLDINGS, INC.
(Registrant)

 /s/MICHAEL HOLDER
Michael Holder
Chief Executive Officer
President and Director

Dated:  April 19, 2011

/s/ HYMAN WHITE
Hyman White
Treasurer
Principal Accounting Officer
and Director

Dated:  April 19, 2011