Form 10-Q
period 2011-05-31
Allezoe Medical Holdings Inc
filed 2011-07-15
CIK 1080602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
For the Quarterly Period Ended May 31, 2011
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
For the Transition Period From ____ To______

Commission file number: 001-33090

ALLEZOE MEDICAL HOLDINGS, INC.
( Exact Name of Registrant as Specified in its Charter)

Delaware	98-0413066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 NW Corporate Boulevard, Suite 201, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(321)-452-9091
(Registrant’s Telephone Number, Including Area Code )

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
Yes [ ] No [ X]

As of July 14, 2011, there were 131,937,210 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of May 31, 2011 and August 31, 2010	2

	Consolidated Statements of Operations for the three and nine months ended May 31, 2011 and 2010 and for the period from July 13, 1999 (Date of Inception) to May 31, 2011	3
	Consolidated Statements of Stockholders’ Equity for the period from July 13, 1999 (Date of Inception) to May 31, 2011	4
	Consolidated Statements of Cash Flows for the three and nine months ended May 31, 2011 and 2010 and for the period from July 13, 1999 (Date of Inception) to May 31, 2011	5
	Notes to the Consolidated Financial Statements.	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	(Removed and Reserved)
ITEM 5.	Other Information	22

ITEM 6.	Exhibits	24

	SIGNATURES .	24

i

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at May 31, 2011 (with comparative figures as at August 31, 2010); and the consolidated statements of operations for the three and nine months ended May 31, 2011 and 2010, and for the period from July 13, 1999 (date of inception) to May 31, 2011; the consolidated statements of stockholders’ equity for the period from July 13, 1999 (Date of Inception) to May 31, 2011; and the consolidated statements of cash flows for the nine months ended May 31, 2011 and 2010 and for the period from July 13, 1999 (date of inception) to May 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, Organ Transport Systems, Inc. is considered to be the surviving entity and the financial results presented in this Report through May 31, 2011 are solely those of Organ Transport Systems, Inc. This acquisition has been reflected retroactively in the historic financial information presented in this Report. Weighted average common shares outstanding prior to February 18, 2011 have been adjusted based upon a ratio of post merger to pre merger shares.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

2

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2011 (Unaudited)	August 31, 2010

ASSETS

CURRENT ASSETS
Cash	$92,792	$17,647
Prepaid expenses	7,930	6,181

Total current assets	100,722	23,828

Property, plant and equipment (net of accumulated
depreciation of $75,728 and $73,233 respectively)	3,387	5,667
Patents	351,614	320,551

Total assets	$455,723	$350,046

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$680,429	$556,926
Accrued salaries	303,510	1,257,717
Notes payable - current portion	2,001,293	129,350
Beneficial conversion feature liability	133,495	-
Accrued interest	133,410	88,242

Total current liabilities	3,252,137	2,032,235

Long-term notes payable	1,408,579	1,374,139

Total liabilities	4,660,716	3,406,374

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 130,425,000 and 18,717,740 shares
issued and outstanding	130,425	18,718
Additional paid in capital	22,374,945	22,486,653
Deficit accumulated during the development stage	(26,710,363)	(25,561,699)

Total stockholders' equity (deficit)	(4,204,993)	(3,056,328)

Total liabilities and stockholders' equity (deficit)	$455,723	$350,046

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

For the Periods from July 13, 1999, to May 31, 2011

					Cumulative from
	Three Months Ended		Nine Months Ended		Inception to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	193,574	226,673	568,699	665,715	12,521,095
Research and development	8,408	-	8,408	-	4,589,438
Professional fees	82,026	85,598	120,297	135,828	3,054,156
Directors fees	-	-	-	608,536	2,447,968
Travel and entertainment	1,364	11,960	3,225	11,960	834,491
Advisor fees	-	-	-	262,500	478,501
Rent	10,483	17,400	45,343	57,133	392,426
Organizational costs	-	-	-	-	287,344
Insurance	49,834	558	56,425	1,028	240,977
Office expense	825	3,178	2,022	4,175	180,617
Management contract	-	-	-	-	160,350
Telephone and internet	1,326	2,213	4,552	5,246	145,488
Contract labor	-	3,602	-	58,276	137,553
General and administrative	9,845	3,299	11,130	3,999	111,055
Depreciation and amortization expense	816	1,582	2,495	3,481	75,728
Dues and subscriptions	400	398	882	399	49,484
Repairs and maintenance	163	-	904	-	24,856
Bad debt expense	-	-	-	-	11,996
Contributions	-	-	-	-	9,700

Loss from operations	(359,065)	(356,461)	(824,382)	(1,818,276)	(25,753,224)

OTHER INCOME (EXPENSE)
Finance cost	(133,495)	-	(133,495)	-	(133,495)
Interest, net	(85,879)	(54,345)	(190,787)	(85,065)	(823,644)

Net loss	$(578,439)	$(410,806)	$(1,148,664)	$(1,903,341)	$(26,710,363)
Net loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period-basis and diluted	130,425,000	77,746,491	130,425,000	77,746,491

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
(Unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from July 13, 1999 (Date of Inception), to May 31, 2011
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)

Balance - July 13, 1999 (inception)	-	$-	$-	$-	$-
Common stock issued to founders for services, $.001 per share, 1999 - 2004	6,280,530	6,281	-	-	6,281
Converted notes payable to common stock, $.25 - $1.00 per share, 2000 - 2002	801,890	802	365,279	-	366,081
Common stock issued for cash, $.10 - $.62 per share, 2000 - 2001	1,240,000	1,240	428,760	-	430,000
Common stock issued for services, $.40 - $1.50 per share, 2000 - 2008	413,520	413	501,867	-	502,280
Converted notes payable to common stock, $1.00 per share, 2005	193,620	194	193,426	-	193,620
Common stock issued for cash, $1.00 - $1.75 per share, 2002 - 2008	8,284,820	8,285	9,887,591	-	9,895,876
Common stock issued for warrants exercised, $.10 - $.75 per share, 2006 - 2008	1,361,680	1,361	138,057	-	139,418
Cancel stock to issue warrants	(15,290)	(15)	-	-	(15)
Stock option warrants issued for services, 2000 - 2009	-	-	8,365,651	-	8,365,651
Net loss for the period from July 13, 1999 (inception) to August 31, 2009	-	-	-	(22,060,049)	(22,060,049)
Balance - August 31, 2009	18,560,770	18,561	19,880,631	(22,060,049)	(2,160,857)
Common stock issued for cash, $.66 - $1.88 per share	84,000	84	125,845	-	125,929
Conversion of notes payable to stock option warrants	-	-	107,077	-	107,077
Warrants exercised, $.33 per share	72,970	73	23,786	-	23,859
Stock option warrants issued for services	-	-	2,349,314	-	2,349,314
Net loss for the year ended August 31, 2010	-	-	-	(3,501,650)	(3,501,650)
Balance - August 31, 2010	18,717,740	18,718	22,486,653	(25,561,699)	(3,056,328)
Recapitalization - OTS acquisition February 18, 2011	111,707,260	111,707	(111,707)	-	-
Net loss for the nine months ended May 31, 2011	-	-	-	(1,148,664)	(1,148,664)
Balance - May 31, 2011 (unaudited)	130,425,000	$130,425	$22,374,946	$(26,710,363)	$(4,204,992)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
(Unaudited)
STATEMENTS OF CASH FLOWS

For the Periods from July 13, 1999 (Date of Inception), to May 31, 2011

	Nine Months Ended		Inception to
	May 31,		May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,148,664)	$(1,903,341)	$(26,710,363)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	2,495	3,752	75,728
Stock based compensation expense	-	1,052,423	11,223,528
Beneficial conversion feature	133,495	-	133,495
Interest accrued on notes payable	190,266	90,369	600,459
Increase in prepaid expenses	(1,749)	-	(7,930)
Increase in accounts payable
and accrued expenses	123,503	203,658	1,638,462
Decrease in bank overdraft	-	(476)	-
Increase in accrued salaries	446,542	551,250	1,704,259

Net cash used by operating activities	(254,112)	(2,365)	(11,342,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(215)	-	(79,115)
Investment in patents	(31,063)	(36,958)	(351,614)

Net cash used by investing activities	(31,278)	(36,958)	(430,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	126,004	10,615,067
Proceeds from notes payable	360,535	8,500	1,779,048
Payments of notes payable	-	-	(528,232)
Net cash provided by financing activities	360,535	134,504	11,865,883
Net increase (decrease) in cash	75,145	95,181	92,792
Cash and equivalents, beginning of period	17,647	-	-
Cash and equivalents, end of period	$92,792	$95,181	$92,792
Supplemental cash flow information:
Cash paid for interest	$-	$-	$4,500
Cash paid for income taxes	$-	$-	$-
Significant non-cash activities
Notes payable converted to warrants	$-	$107,077	$107,077
Notes payable converted to common stock	$-	$-	$559,699
Liabilities converted to notes payable	$1,400,750	$100,817	$2,358,783
Accrued interest converted to notes payable	$145,098	$137,722	$467,049

The accompanying notes are an integral part of these consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
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

Nature of Operations

The Company’s assets at May 31, 2011 consisted of fixed assets and patents related to new organ transportation technology. The Company has developed a business plan that consists of providing new organ transportation technology to a target market. The Company’s strategy is to become the worldwide leader in a growing market for technologically advanced organ and tissue preservation and enhancement products and services. While OTS’ initial product, the LifeCradle® HR, is designed for the portable perfusion of the heart, the Company plans to offer a complete line of LifeCradle® products for all solid human organs including the heart, liver, kidney, lungs, pancreas, intestines and tissues such as limbs. The Company plans to also offer perfusion solutions for use in its devices, as well as static storage solutions as a replacement for the current‚ “picnic-cooler” technology.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at May 31, 2011 and 2010 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended May 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year.

Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiary, OTS. These financial statements reflect the financial position and results of operations, cash flows, and

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income (loss) per share

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). Diluted loss per common share is the same as basic loss per share as the effect of potentially dilutive securities are anti-dilutive. Weighted average common shares outstanding prior to February 18, 2011 have been adjusted based upon a ratio of post merger to pre merger shares.

Research and Development Costs

Costs incurred in the research and development phase of the Company’s products are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, facility related expenses, and stock-based compensation related to employees involved in the Company’s research and development.

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of May 31, 2011 and August 31, 2010, the Company had no balances in excess of federally insured limits.

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

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which were fair valued using Level 2 inputs (See Note 8)

Going Concern

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

Management intends to raise financing through private or public equity financing or other means and interests that it deems necessary to provide the Company with the ability to continue in existence. Upon FDA approval, the Company expects to begin actual manufacturing and sales operations. The Company negotiated and closed initial financing of $300,000 in March 2011 and is currently negotiating larger financing to initiate the FDA5-10K process which will be completed within 5-10 months.

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

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

NOTE 3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of May 31, 2011 and August 31, 2010 is as follows:
	May 31, 2011	August 31, 2010
Electronic equipment	$ 73,788	$ 73,788
Furniture and equipment	5,112	5,112
Software	215	-
	79,115	78,900
Less accumulated depreciation	(75,728)	(73,233)
	$ 3,387	$ 5,667

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

As of the acquisition date, February 18, 2011, Organ Transport Systems, Inc. had net operating losses for Federal income tax purposes totaling approximately $15,205,761 which expire in 2030, when it was acquired by the Company. The following is a schedule of deferred tax assets as of May 31, 2011, and August 31, 2010:

	May 31, 2011	August 31, 2010
Net operating loss	$15,826,291	$14,739,658
Future tax benefit at 34%	5,380,939	5,011,484
Less: Valuation allowance	(5,380,939)	(5,011,484)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $175,486 and $369,455 during the three and nine months ended May 31, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2010, and OTS had net operating loss carry-forwards of $14,739,698 at August 30, 2010 and $15,826,291 at May 31, 2011.  As a result of the acquisition of OTS and the disposition of the former mining operations, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

Note 4. INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through May 31, 2011. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 5: SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of May 31, 2011, Healthcare of Today, Inc. had acquired 60% of the common capital stock issued, on a non-diluting basis, as part of the transfer of Organ Transport Systems, Inc. to the Company.  Healthcare of Today, Inc. also provides financial, accounting, legal, administrative and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2011.

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

NOTE 8.  NOTES PAYABLE

The following is a summary of notes payable at May 31, 2011 and August 31, 2010:

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 8.  NOTES PAYABLE (continued)

Description	May 31, 2011	August 31, 2010
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matured on December 31, 2010. Management is currently in negotiations for extension of the maturity and expects a renewal in the near future at favorable terms.
	$ 138,404	$ 129,350
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	822,217
University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	326,320
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 30, 2011.	109,402	102,768
Orchid Island Capital
Note payable to Orchid Island Capital. The note accrues interest at 9% per annum and mature December 31, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Convertible debentures
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature September 30, 2011and are convertible into shares of Allezoe common stock at a price discounted from the average trading price.	305,228	-
Convertible debentures - officers
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible into shares of OTS common stock at a price discounted from average trading price. The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred.	1,408,579	-

ALLEZOE MEDICAL HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(UNAUDITED)

NOTE 8.  NOTES PAYABLE (continued)

Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	-

Total	3,409,872	1,503,489
Less: current portion	2,001,293	129,350
Long-term debt	$ 1,408,579	$ 1,374,139

Notes payable consist of borrowings under convertible debenture arrangements. In March 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $300,000 with interest payable at 9% per annum with a maturity date of September 30, 2011. The indebtedness including interest is convertible into common stock at 80% of the lowest closing bid price during the 15 day period prior to the conversion date. The Company accounted for the borrowings under this arrangement in accordance with ASC 815-15 as the conversion feature meets the definitions of an embedded derivative. The fair value of the conversion feature is calculated using the intrinsic value method, which approximates fair value at the time of issuance. The company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.

NOTE 9.  SUBSEQUENT EVENTS

In July, 2011, the Company issued 838,398 common shares on conversion of $300,000 in loan principal (see Note 8). The Company also issued 77,624 common shares in June, 2011 as financing cost in relation to new debt agreements. In conjunction with the HOTI acquisition agreement, HOTI was issued proportionate shares to maintain 60% ownership in the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

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

Prior to the entry into the Acquisition Agreement on January 24, 2011, there was no relationship between the Company or any of its affiliates and Healthcare of Today, Inc. ("Health Care of Today") or Organ Transport, Inc. or any of the officers, directors or affiliates of either of them. Organ Transport is now a wholly-owned subsidiary of the Company.

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

We are a development stage enterprise as defined in FASB Accounting Standards Codification (“ASC”) Topic 915-10, Development Stage Enterprises (formerly Statement of Financial Accounting Standards, No. 7, Accounting and Reporting by Development Stage Enterprises), with a limited operating history. Beginning in 1999, OTS adopted a fiscal year that ends on the last day in December, but this fiscal year was changed to that of the Company, August 31, as a result of the acquisition on February 18, 2011. We now operate as one reportable segment.

Our financial statements are now those of OTS as a result of the acquisition of OTS on February 18, 2011 and the disposition of our former mining operations. As of August 31, 2010 and May 31, 2011, we had not generated any revenue. We have incurred net losses in each year since our inception. As of August 31, 2010, we had a deficit accumulated during the development stage of $25.5 million. We expect our losses to increase as we continue our development activities and expand our commercialization activities. To date, we have funded our cash requirements primarily with proceeds from the sale of equity securities and from equipment financings. To the extent our cash, cash equivalents and investments, including the net proceeds from this offering, are insufficient to fund our future cash requirements, we may be required to raise additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of, delay or eliminate some or all of, our planned development and commercialization activities, which could materially harm our business.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $75,145 from $17,647 at August 31, 2010 to $92,792 at May 31, 2011. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

Additionally, we received loan proceeds of $300,000 in March of 2011 from Crystal Falls Investments, LLC, an unrelated third party, and issued three identical convertible debentures for $100,000 each dated as of March 30, 2011 due September 30, 2011 at 9 percent interest.   The notes are all convertible into common stock at a price equal to 80 percent of the five lowest volume weighted average prices for our common stock for the ten trading days prior to the notice of conversion.  On July 9, 2011, Crystal Falls Investments, LLC issued a notice of conversion of the principal amount of all three notes, with the accrued interest of $7,323 paid through the issue of a new convertible promissory note in that amount at July 9, 2011, due January 8, 2012, on the same terms as the converted notes.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the Life Cradle® to market. We expect to do so in 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which were fair valued using Level 2 inputs (See Note 8) to the financial statements.

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

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees, other than promissory notes issued in payment of accrued salaries.

The following is a summary of notes payable at May 31, 2011 and August 31, 2010:

Description	May 31, 2011	August 31, 2010
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matured on December 31, 2010. Management is currently in negotiations for extension of the maturity and expects a renewal in the near future at favorable terms.
	$ 138,404	$ 129,350
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	822,217
University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	326,320
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 31, 2011.	109,402	102,768
Orchid Island Capital
Note payable to Orchid Island Capital. The note accrues interest at 9% per annum and mature December 31, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Convertible debentures
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature September 30, 2011and are convertible into shares of Allezoe common stock at a price discounted from the average trading price.	305,228	-
Convertible debentures - officers
18 Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible into shares of OTS common stock at a price discounted from average trading price. The parties are in discussions to replace these notes with new notes to be issued by the Company, but this has not yet occurred.	1,408,579	-
Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matures April 30, 2011.	5,000	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matures April 30, 2011.	5,000	-

Total	3,409,872	1,503,489
Less: current portion	2,001,293	129,350
Long-term debt	$ 1,408,579	$ 1,374,139

Our subsidiary, Organ Transport Systems, Inc., leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with five offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $5,765. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

As a result of the reverse merger with Organ Transport Services, Inc. on February 18, 2010, the former mining development activities of the Company have been terminated and all of the related assets and liabilities have been disposed of. Our operations and financial statements have been restated retroactively as the results of operations of Organ Transport Services, Inc., as the successor entity. There have been no material changes in the operations or assets of Organ Transport Systems, Inc. since the end of the fiscal year August 31, 2010, except that the financial statements of Organ Transport, Inc. have been restated to August 31, to accommodate the change in fiscal year to that of the Company. Operating expenses were significantly decreased in the nine months ended May 31, 2011 compared to May 31, 2010 due to the one-time issuance of warrants in 2009 for Directors and Advisor fees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at May 31, 2011. Healthcare of Today, Inc. holds 60 percent of our common stock which, by agreement is non-dilutive. Therefore, if common shares are issued for any reason to a third party, additional common shares also will be issued to Healthcare of Today, Inc. so that it always maintains a 60 percent ownership of our common shares.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of May 31, 2011. Our shares are traded on the OTCBB under the symbol ALZM. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other medical device companies which our shareholders consider similar to ours;

●	the progress with FDA approval of the LifeCradle®, and

●	other events which we have no control over.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of May 31, 2011 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of May 31, 2011, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended May 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:
●
As at May 31, 2011, we did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee. Even though we have a Code of Ethics it does not emphasize fraud and methods to avoid it.   On July 6, 2011, we adopted an Audit Committee Charter and appointed an Audit Committee of independent directors, and also amended our Code of Ethics to include fraud issues and methods to avoid it. Due to our small size, a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively. A material weakness in the quarter-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting. This is due to our maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

(a)	Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting, except for the February 18, 2011 acquisition and subsequent replacement of our management. Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect our assets.

PART II– OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2011, we issued 78,255,000 shares of common stock to Healthcare of Today, Inc. to acquire Organ Transport Systems, Inc. The shares were issued in a private transaction under Section 4(21) of the Securities Act of 1933, and were issued in restricted form. No other shares were issued in the three and six month periods ended May 31, 2011.

In June 2011, we issued a total of 77,624 common shares to unrelated parties as payment for a commitment fee of $36,200 for an equity line of credit funding commitment and $20,000 for legal fees related to the documentation of the line of credit, and, as required by the acquisition agreement with Healthcare of Today, Inc., issued an additional 77,624 common shares to Healthcare of Today, Inc., to maintain its 60 percent ownership percentage.  The per share value applied to the share issues was $0.724 per share, the volume weighted average price per share for the common stock for the 5 trading days immediately preceding the issue date.

In July, 2011, we issued a total of 838,398 common shares to Crystal Falls Investments, LLC on conversion of $300,000 in principal amount of loans, at a price equal to $0.36 per share, representing 80 percent of the 10 day trading volume weighted average low price for the shares, and also issued 518,564  common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

 As a result of the issue of these shares, we now have a total of 132,257,044 common shares issued and outstanding as of July 14, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Effective March 30, 2011, we raised $300,000 from Crystal Falls Investments, LLC, and issued 3 convertibles notes for $100,000 each with interest payable at 9% per annum with a maturity date of September 30, 2011. The indebtedness including interest is convertible into common stock at 80% of the lowest closing bid price during the 15 day period prior to the conversion date. The Company accounted for the borrowings under this arrangement in accordance with ASC 815-15, as the conversion feature meets the definitions of an embedded derivative. The fair value of the conversion feature is calculated using the intrinsic value method, which approximates fair value at the time of issuance. The Company recorded a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.

On July 9, 2011, Crystal Falls elected to convert the three notes into common stock, with the accrued interest of $7,323.29 on the three notes to be converted into a new convertible note on the same terms. We issued a total of 838,398 common shares to Crystal Falls Investments, LLC on conversion of the $300,000 in principal amount of loans, at a price equal to $0.36 per share, representing 80 percent of the 10 day trading volume weighted average low price for the shares, and also issued 518,564 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In April, 2011, we entered into a term sheet with Roswell Capital Partners, LLC for a $60 million equity line of credit, to be drawn over a period of 36 months.  Part of the term sheet provided for commitment fees and legal fees for the final closing documents, totaling $56,200. In June 2011, we issued a total of 77,624 common shares to unrelated parties as payment for the commitment fee of $36,200 and $20,000 for legal fees related to the documentation of the line of credit, and, as required by the acquisition agreement with Healthcare of Today, Inc., issued an additional 77,624 common shares to Healthcare of Today, Inc., to maintain its 60 percent ownership percentage.  The per share value applied to the share issues was $0.724 per share, based on the volume weighted average price per share for the common stock for the 5 trading days immediately preceding the issue date.  The term sheet has been replaced as of July 12, 2011 but the line of credit has not yet been closed and is subject to the effectiveness of a registration statement to be filed in the near future.

On May 31, 2011, by written consent of our board of directors, the size of the Board of Directors was increased to 5 members and three non-interested, independent new directors were elected to fill the vacancies. The new directors of the Corporation, effective May 31, 2011 were:

Michael Choo
Caroline Pinell
Michael Gelmon

Mr. Gelmon also was elected as Chairman, replacing Michael Holder, who remained as CEO. The new directors and their biographies were reported in a current report on Form 8-K filed with the SEC on June 3, 2011.

At a meeting of our Board of Directors on July 6, 2011, Michael Holder resigned as our Chief Executive Officer so that he could devote his full attention to the development of the Organ Transport Systems’ LifeCradle® technology.  Michael Gelmon, Chairman of the Board of Directors, was then elected to assume the position as our President and CEO.  Mr. Holder remains as a director and as Chairman and CEO of Organ Transport Systems, Inc., our wholly-owned subsidiary.

As part of his appointment as CEO, Mr. Gelmon also will receive a monthly compensation of $10,000 plus a grant of 5,000,000 shares of common stock in annual installments vesting at the rate of 20 percent (1,000,000 shares) per year on July 1 of each year.  We also relocated our principal offices from the offices of our subsidiary, Organ Transport Systems, Inc. in Frisco, Texas, to Mr. Gelmon’s offices in Boca Raton, Florida.

In addition to the appointment of Mr. Gelmon as CEO, our Board of Directors also established committees of the Board of Directors, and appointed members of those committees, as follows:

Audit Committee:                                                      Michael Choo, Chair
    Caroline Pinell

Compensation Committee:                                      Michael Choo, Chair
    Caroline Pinell

Governing and Nominating Committee:               Caroline Pinell   (Chair)
                                                                    Michael Choo
                                                                    Hyman White

The Board of Directors also established independence standards for Committee membership, and determined that the Audit Committee and the Compensation Committee should be made up only of independent members, and that the Governance and Nominating Committee should be made up of a majority of independent members.  Based on the independence standards, a copy of which is attached to the Current Report filed with the SEC on July 8, 2011 as Exhibit 99.1, the Board determined that only Michael Choo and Caroline Pinell met the new definition of independent directors.

The Board of Directors also adopted an Audit Committee Charter to guide the Audit Committee in its responsibilities, a copy of which is attached to the Current Report filed with the SEC on July 8, 2011 as Exhibit 99.2 and adopted Guidelines for Corporate Governance, a copy of which is attached to the Current Report filed with the SEC on July 8, 2011 as Exhibit 99.3.

At the Special Meeting of the Board of Directors, the Board reviewed our existing Code of Ethics and determined to adopt a new Code of Ethics to address possible fraud issues and how to prevent fraud in the Company.  The new Code of Ethics as adopted is attached to the Current Report filed with the SEC on July 8, 2011 as Exhibit 14.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEZOE MEDICAL HOLDINGS, INC.
(Registrant)

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

/s/JOHN BURKE
John Burke
Principal Accounting Officer

Dated: July 15, 2011