Form 10-K
period 2011-08-31
Allezoe Medical Holdings Inc
filed 2011-12-14
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to                      .

Commission File Number

001-33090

ALLEZOE MEDICAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0413066
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1800 NW Corporate Boulevard, Suite 201, Boca Raton, FL 33431

(Address of Principal Executive Offices)

(321)-452-9091

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      ☐ YES        ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

       ☐ YES       ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES        ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K            ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, August 31, 2011 was $79,845,622.

There were 173,324,482 shares of the Registrant’s $.001 par value common stock outstanding as of December 2, 2011.

Table of Contents

ALLEZOE MEDICAL HOLDINGS, INC.

FORM 10-K

i

ALLEZOE MEDICAL HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

PART I

ITEM 1.	BUSINESS

Allezoe Medical Holdings, Inc. (the “Company” or “ALZM”) is a development stage company. The Company was organized under the laws of the State of Delaware as Stanford Management Ltd., on September 28, 1998.  We formed our Company for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the acquisition of Organ Transport Systems, Inc. (“OTS”).

The Company entered into a definitive Acquisition Agreement effective January 24, 2011 to acquire all of the issued and outstanding stock of Organ Transport Systems, Inc., a Nevada corporation based in Frisco, Texas (“OTS”). OTS is a biomedical company engaged in developing, patenting, and commercializing portable hypothermic, oxygenated preservation and transport technology for human organs. OTS plans to offer products to assist in human organ transplantation including its LifeCradle®® product line which assists with organ preservation. Under the terms of the Acquisition Agreement, the Company acquired 100 percent of the issued and outstanding shares of OTS in exchange for the issuance of 78,255,000 common shares of the Company representing sixty (60) percent of the resulting issued and outstanding common shares of the Company on a fully diluted basis, which shares will thereafter be non-dilutable and will always maintain a sixty (60) percent ownership in the Company. All outstanding liabilities of the Company at the time of the closing were discharged, paid or converted into equity and the then-existing mining operations of the Company were transferred at closing to Executor Capital, Inc., an unaffiliated Belize corporation, for the assumption of all such liabilities. The name of the Company also was changed to Allezoe Medical Holdings, Inc., to reflect its new business direction, and the trading symbol for its common stock was changed to "ALZM."

Current Business of the Company

We are a development stage company in the business of medical device development and marketing.  Our business is, and will be, operated through subsidiary corporations, the first of which to be acquired is OTS.

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

We also have recently formed a wholly-owned subsidiary, SureScreen Medical, Inc., through which we have entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

Currently HPV infects 233 million women worldwide; one woman dies every 2 hours from cervical cancer. Many experts advocate for HPV vaccination, but unexplained deaths in some patients has caused alarm. The Centers for Disease Control and Prevention (CDC) has examined 35 deaths that occurred among young people who received the vaccine. While no causation has been established, many patients and parents are avoiding the vaccine option.

Prominent figures, most recently two U.S. Presidential candidates, have taken firm (and opposing) public stances, further highlighting the ongoing controversy about the HPV vaccine. For other reasons, including the vaccine's cost and the inconvenience of it being administered over a number of visits, many patients don't actually complete the series. Last year only 32 percent of teenage girls nationwide received all three shots needed to prevent HPV infection.  While popular, HPV vaccines do not treat existing HPV infections or HPV-associated diseases. Nor does the vaccine completely protect from all strains of HPV. Merck's Gardisil® vaccine prevents 70% of virally-caused cervical cancer but may only have limited effect against the other strains. The technology, equipment, and procedures SureScreen™ has announced are comprehensive in that a light-based exam identifies cells damaged by all known strains of HPV -- with 98% accuracy, in a single visit, and at low cost.  For those who receive the vaccine, our new technology serves as a natural complement, screening for HPV-related damage that occurred in the window before the vaccine was administered. SureScreen™ will see the technology, developed by Aequorea Vision Medical, through regulatory approvals and clearances, to be followed by a broad market release.

We are a development stage enterprise as defined in FASB Accounting Standards Codification (“ASC”) Topic 915-10, Development Stage Enterprises (formerly Statement of Financial Accounting Standards, No. 7, Accounting and Reporting by Development Stage Enterprises), with a limited operating history.

ITEM 1A .	RISK FACTORS

 You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has limited experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current SEC rules, our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

THE LACK OF EXPERIENCED ACCOUNTING STAFF MAY LEAD TO MATERIAL WEAKNESS IN THE PREPARATION OF OUR FINANCIALS.

A material weakness may occur in the preparation of our financials due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, this could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of the Company’s financial information.

THE DEVELOPMENT OF OUR PRODUCTS MAY BE SLOWER THAN PROJECTED.

The development of our products and services and the implementation of such products in customer environments may take longer than expected. The sales cycle for contemplated products is long and the adoption rates are unknown, thus it may take longer for us to achieve meaningful revenue or meet our projections.  In addition, our products will or may require regulatory review and approvals prior to any sales or distribution, including approval of the U.S. Food & Drug Administration.  There can be no assurance that such approvals can be obtained, and the cost of doing so is considerable.

OUR PLANNED EXPANSION COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

As described in the products section, for every product we sell, we will encounter strong competitors. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history may not provide a meaningful basis for evaluating our business. We entered into its current line of business in February 2011. We cannot guarantee that we will obtain or maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

• obtain sufficient working capital to support our expansion;

• expand our product offerings and maintain the high quality of our products;

• manage our expanding operations and continue to fill customers’ orders on time;

• maintain adequate control of our expenses allowing us to realize anticipated income growth;

• implement our product development, sales, and acquisition strategies and adapt and modify them as needed; and

• successfully integrate any future acquisitions

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow through increasing our product lines. However, there are many obstacles to expand our product lines. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this sustainable growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THE LOSS OF THE SERVICES OF OUR KEY EMPLOYEES COULD HARM OUR BUSINESS.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY.

Our business and our results of operations are highly dependent on technology and our business faces many technology related risks.  Infringements of our intellectual property could adversely affect our ability to compete. Our patent applications may be rejected in whole or in part in the United States or in other jurisdictions around the world. We may have to defend ourselves against claims of intellectual property infringement, which could be very expensive for us and harm our business and financial condition. We may be a party to lawsuits in the course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

OUR FUTURE SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY OWNED BY US.

The Company may not be able to protect unauthorized use of intellectual property licensed to us and to take appropriate steps to enforce our rights.  Although management does not believe that our products or services infringe on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

DIFFICULTIES IN ESTABLISHING A NEW PRODUCT

We are an early stage company, bringing to market an advanced and unproven technology. We may not be able to raise sufficient financing to effect our business plan and deliver products and services that are accepted by customers. If we cannot find adequate capital on reasonable terms, investors will face a significant risk of losing their investments in their entirety.

WE WILL INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating To Our Industry

There is substantial competition in the medical device industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

The medical device industry is a highly regulated industry and there is no guarantee that we will be able to meet the initial regulatory requirements to market our products, or, if obtained, to continue to meet those regulatory requirements.

Risks Related To Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the Securities and Exchange Commission (“SEC”), indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

CURRENTLY, THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY SIGNIFICANT PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL CONTINUE TO BE BE QUOTED FOR TRADING AND, EVEN IF QUOTED, IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

We have a trading symbol for our common stock, ALZM, which permits our shares to be quoted on the OTCBB. However, our stock has been thinly traded since approval of our quotation on the over-the-counter bulletin board by FINRA using the new trading symbol in March 2011. Consequently, there can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR GROWTH.

If our business and markets grow and develop as we expect, it may be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings. Such eventualities will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

We are now and may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Élan Health Services, Inc. owns approximately 36 percent of our common stock and has a non-dilution feature resulting from the acquisition of OTS.  As a result, all of our officers and directors may be elected by Élan Health Services, Inc. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our corporate offices at 1800 NW Corporate Boulevard, Suite 201, Boca Raton, FL 33431 and also use a service office located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953 provided by a consultant to the Company. Our telephone number there is (321) 452-9091.  The corporate office space is currently being provided free of charge by our Chairman and CEO, Michael Gelmon. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. Organ Transport Systems currently occupies an office at 6170 Research Road, Frisco, Texas 75033.

We do not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 .	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”), currently under the symbol “ALZM.OB” The following table sets forth the range of high and low closing prices of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.

Closing Prices
	High	Low
FISCAL 2011
First Quarter (September 1, 2010 through November 30, 2010)	$ *	$ *
Second Quarter (December 1, 2010 through February 28, 2011)	$ 0.40	$ 0.36
Third Quarter (March 1, 2011 through May 31, 2011)	$ 2.46	$ 0.55
Fourth Quarter (June 1, 2011 through August 31, 2011)	$ 0.66	$ 0.40

FISCAL 2010*
First Quarter (September 1, 2009 through November 30, 2009)	$ --	$ --
Second Quarter (December 1, 2009 through February 28, 2010)	$ --	$ --
Third Quarter (March 1, 2010 through May 31, 2010)	$ --	$ --
Fourth Quarter (June 1, 2010 through August 31, 2010)	$ --	$ --

* Prior to the closing of the acquisition of Organ Transport Systems in February 2011 and the change in the trading symbol, there was limited trading activity in the stock of the Company.

On August 31, 2011, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.57 and there were approximately 65 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividend in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

Common Stock

As of December 2, 2011 there were approximately 71 record holders of our common stock with 173,324,482 shares issued and outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K and in “Item 1 - Our Business”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

Under the terms of the Acquisition Agreement, the Company acquired 100 percent of the issued and outstanding shares of OTS from its sole shareholder, Healthcare of Today, Inc., in exchange for the issuance of 78,255,000 common shares of the Company representing sixty (60) percent of the resulting issued and outstanding common shares of the Company on a fully diluted basis (the “Share Exchange”), which shares will thereafter be non-dilutable and will always maintain a sixty (60) percent ownership in the Company. All outstanding liabilities of the Company have been discharged, paid or converted into equity at closing and the existing mining operations of the Company were transferred at closing to Executor Capital, Inc., an unaffiliated Belize corporation, for the assumption of all such liabilities. The current officers and directors of the Company also resigned at Closing and appointed Michael Holder and Hyman White as the Directors of the Company, and Mr. Holder as President and Chief Executive Officer of the Company and Mr. White Secretary and Treasurer of the Company, effective February 18, 2011. The name of the Company also has been changed to Allezoe Medical Holdings, Inc., to reflect its new business direction, and the trading symbol for its common stock has been changed to "ALZM."

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

Current Business of OTS

OTS was incorporated in July 1999 and has devoted substantially all of its efforts to the design and development of the LifeCradle®. The LifeCradle® is comprised of two principal components: a portable platform and an organ specific disposable set. The portable platform is a non-sterile, reusable instrument that houses the components of the LifeCradle®, including the disposable set. Because each disposable set is sterile and designed for a single use with each organ, our customers will need to purchase a new disposable set for each organ transplant that is performed using the LifeCradle®. Initially, we expect to derive much of our revenue from the sale of portable platforms. Over time, however, as use of the LifeCradle® for transplant procedures increases, we expect sales of the disposable sets will represent the majority of our revenue and will drive our revenue growth. Our ability to drive revenue growth will depend on hospitals, transplant centers and physicians adopting the LifeCradle® as a standard of care for use in organ transplant procedures.

We are a development stage enterprise as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10, Development Stage Enterprises (formerly Statement of Financial Accounting Standards, No. 7, Accounting and Reporting by Development Stage Enterprises), with a limited operating history. Beginning in 1999, OTS adopted a fiscal year that ends on the last day in December, but this fiscal year was changed to that of the Company, August 31, as a result of the acquisition on February 18, 2011. We now operate as one reportable segment.

Our financial statements are now those of OTS as a result of the acquisition of OTS on February 18, 2011 and the disposition of our former mining operations. As of August 31, 2011, we had not generated any revenue. We have incurred net losses in each year since our inception. As of August 31, 2011 and 2010, we had a deficit accumulated during the development stage of $28.1 and $25.6 million respectively. We expect our losses to increase as we continue our development activities and expand our commercialization activities. To date, we have funded our cash requirements primarily with proceeds from the sale of equity securities and from debt financings. To the extent our cash, cash equivalents and investments, including the net proceeds from this offering, are insufficient to fund our future cash requirements, we may be required to raise additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of, delay or eliminate some or all of, our planned development and commercialization activities, which could materially harm our business.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $20,673 from $17,647 at August 31, 2010 to $38,320 at August 31, 2011. During 2011, our primary sources of cash were cash provided by borrowings under notes payable issuances. Our primary uses of cash were for operating activities and expenditures for the acquisition of patents.

2011 and 2010 Operating, Investing, and Financing Activities

Operating activities in 2011 and 2010 used $475,288 and $100,350 of cash flow, respectively. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash outflows are largely attributable to recurring expenditures for labor and other activities. For the years ended August 31, 2011 and 2010, we reported net losses of $2,534,520 and $3,501,650, respectively.

Changes in the components of our working capital impact cash flow from operating activities. During 2011 and 2010, accrued interest on notes payable increased $273,245 and $118,176, respectively, contributing favorably to our net cash flows from operating activities. Changes in accounts payable and accrued expenses, and other current and non-current liabilities also impact our cash flow from operating activities. During 2011 and 2010, our accounts payable and accrued expenses increased $125,847 and $245,349, respectively, contributing favorably to our net cash provided by operating activities. During 2011 and 2010, our accrued salaries increased $536,854 and $682,501, respectively, contributing favorably to our net cash flows from operating activities.

Liquidity and Capital Resources (continued)

Investing activities in 2011 and 2010 used $43,225 and $48,821 in cash, respectively. Investments in patents are classified as investing activities. During 2011 and 2010, we invested $43,010 and $48,821 in patents, respectively. Investing activities also include expenditures for the purchase of property and equipment.

Financing activities provided $539,186 and $166,818 of cash during 2011 and 2010, respectively.

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

During 2010, we issued 84,000 shares of our common stock at prices ranging from $.66 to $1.88 per share. Additionally, warrants were exercised for the purchase of our common stock at $.33 per share. The net proceeds from the two issuances aggregated $149,788. The net proceeds were used for general corporate purposes including improving our overall liquidity.

See ITEM 8. “FINANCIAL STATEMENTS, Note 8 – “Notes Payable” for additional information regarding our outstanding debt.

Year 2012 Cash Requirements and Potential Sources of Liquidity

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

Off-Balance Sheet Arrangements

None

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2011. However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including bank financing, will likely have a disproportionate impact on all micro-cap companies. As a result, we may not be able to execute our business plan due to our inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees, other than promissory notes issued in payment of accrued salaries.

The following is a summary of notes payable at August 31, 2011 and 2010:

Description	August 31, 2011	August 31, 2010
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matures on August 31, 2012.	$ 235,629	$ 129,350
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	822,217
University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	326,320
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 30, 2011.	109,402	102,768
Convertible debentures - officers
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. $1,408,579 less discount at $909,507 for conversion.	499,072	-

Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $35,917 for conversion.	17,083	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $44,000 Note less discount of $33,320 for conversion.	6,680	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $59,185 for conversion.	40,815	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	-

Total	2,326,940	1,503,489
Less: current portion	1,827,868	129,350
Long-term debt	$ 499,072	$ 1,374,139

Our subsidiary, Organ Transport Systems, Inc., leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with five offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $4,267. The agreement automatically renews on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

As a result of the reverse merger with Organ Transport Services, Inc. on February 18, 2011, the former mining development activities of the Company have been terminated and all of the related assets and liabilities have been disposed of. Our operations and financial statements have been restated retroactively as the results of operations of Organ Transport Services, Inc., as the successor entity. There have been no material changes in the operations or assets of Organ Transport Systems, Inc. since the end of the fiscal year August 31, 2010, except that the financial statements of Organ Transport, Inc. have been restated to August 31, to accommodate the change in fiscal year to that of the Company.

Results of Operations for the Years Ended August 31, 2011 and 2010.

For the years ended August 31, 2011 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $28,096,219.  For the years ended August 31, 2011 and 2010, the Company had net losses of $2,534,520 and $3,501,650, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended August 31, 2011 and 2010, we incurred operating expenses of $1,608,551 and $3,382,479, respectively.  The decreases relate primarily to officer payroll, directors and advisor fees, and contract labor.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements:

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Allezoe Medical Holdings, Inc.
(A Development Stage Company)

Consolidated Financial Statements

August 31, 2011 and 2010

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firm	21

Consolidated Balance Sheets - As of August 31, 2011 and 2010	22

Consolidated Statements of Operations -	23
For the years ended August 31, 2011 and 2010
and the period from July 13, 1999 (inception)
through August 31, 2011

Consolidated Statement of Stockholders’ Equity (Deficit)	24
For the years ended August 31, 2011 and 2010
and the period from July 13, 1999 (inception)
through August 31, 2011

Consolidated Statements of Cash Flows -	25
For the years ended August 31, 2011 and 2010
and the period from July 13, 1999 (inception)
through August 31, 2011

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allezoe Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) as of August 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from July 13, 1999, inception, to August 31, 2011. Allezoe Medical Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allezoe Medical Holdings, Inc. and subsidiary as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from July 13, 1999, inception, to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has no established source of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 14, 2011

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2011	August 31, 2010

ASSETS

CURRENT ASSETS
Cash	$ 38,320	$ 17,647
Prepaid expenses	12,396	6,181

Total current assets	50,716	23,828

Property, plant and equipment (net of accumulated
depreciation of $76,557 and $73,233 respectively)	2,558	5,667
Deferred loan costs, net of accumulated amortization of $800 and $0	4,700	-
Patents	363,561	320,551

Total assets	$ 421,535	$ 350,046

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 585,240	$ 556,926
Accrued salaries	393,821	1,257,717
Notes payable net of debt discount of $128,422 and $0	1,827,868	129,350
Accrued interest	216,389	88,242

Total current liabilities	3,023,318	2,032,235

Long-term notes payable , net of debt discount of $909,507 and $0	499,072	1,374,139

Total liabilities	3,522,390	3,406,374

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 140,080,039 and 18,717,740 shares
issued and outstanding	140,080	18,718
Additional paid in capital	26,535,284	22,486,653
Deferred equity	(1,680,000)	-
Deficit accumulated during the development stage	(28,096,219)	(25,561,699)

Total stockholders' equity (deficit)	(3,100,855)	(3,056,328)

Total liabilities and stockholders' equity	$ 421,535	$ 350,046

See accompanying notes to consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010	For the Period from July 13, 1999 (Inception) to August 31, 2011

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	1,178,409	2,154,510	13,130,805
Research and development	20,312	-	4,601,342
Professional fees	249,423	164,630	3,183,282
Directors fees	-	608,534	2,447,968
Travel and entertainment	6,335	13,167	837,601
Advisor fees	-	262,500	478,501
Rent	60,723	75,672	407,806
Organizational costs	-	-	287,344
Insurance	56,425	23,553	240,977
Office expense	2,739	7,870	181,334
Management contract	-	-	160,350
Telephone and internet	6,652	4,333	147,588
Contract labor	-	58,277	137,553
Miscellaneous	18,165	1,027	118,090
Depreciation and amortization expense	3,324	6,436	76,557
Dues and subscriptions	937	1,970	49,539
Repairs and maintenance	5,107	-	29,059
Bad debt expense	-	-	11,996
Contributions	-	-	9,700

Loss from operations	(1,608,551)	(3,382,479)	(26,537,392)

OTHER INCOME (EXPENSE)
Finance cost	(133,494)	-	(133,494)
Interest, net	(792,475)	(119,171)	(1,425,333)

Net loss	$ (2,534,520)	$ (3,501,650)	$ (28,096,219)

Net loss per share (basic and diluted)	$ (0.03)	$ (0.07)	$ (0.47)

Weighted average number of shares outstanding during the period-basis and diluted	94,733,387	52,170,000	59,510,063

See accompanying notes to consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from Inception, July 13, 1999, to August 31, 2011
					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)
Balance - July 13, 1999 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued to founders for services, $.001 per share, 1999 - 2004	6,280,530	6,281	-	-	-	6,281
Converted notes payable to common stock, $.25 - $1.00 per share, 2000 - 2002	801,890	802	365,279	-	-	366,081
Common stock issued for cash, $.10 - $.62 per share, 2000 - 2001	1,240,000	1,240	428,760	-	-	430,000
Common stock issued for services, $.40 - $1.50 per share, 2000 - 2008	413,520	413	501,867	-	-	502,280
Converted notes payable to common stock, $1.00 per share, 2005	193,620	194	193,426	-	-	193,620
Common stock issued for cash, $1.00 - $1.75 per share, 2002 - 2008	8,284,820	8,285	9,887,591	-	-	9,895,876
Common stock issued for warrants exercised, $.10 - $.75 per share, 2006 - 2008	1,361,680	1,361	138,057	-	-	139,418
Cancel stock to issue warrants	(15,290)	(15)	-	-	-	(15)
Stock option warrants issued for services, 2000 - 2009	-	-	8,365,651	-	-	8,365,651
Net loss for the period from July 13, 1999 (inception) to August 31, 2009	-	-	-	-	(22,060,049)	(22,060,049)
Balance - August 31, 2009	18,560,770	18,561	19,880,631	-	(22,060,049)	(2,160,857)
Common stock issued for cash, $.66 - $1.88 per share	84,000	84	125,845	-	-	125,929
Conversion of notes payable to stock option warrants	-	-	107,077	-	-	107,077
Warrants exercised, $.33 per share	72,970	73	23,786	-	-	23,859
Stock option warrants issued for services			2,349,314	-	-	2,349,314
Net loss for the year ended August 31, 2010	-	-	-	-	(3,501,650)	(3,501,650)
Balance - August 31, 2010	18,717,740	18,718	22,486,653	-	(25,561,699)	(3,056,328)
Recapitalization - OTS acquisition February 18, 2011	111,707,260	111,707	(111,707)	-	-	-
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Issuance of notes payable-beneficial conversion feature	-	-	1,554,412	-	-	1,554,412
Common stock issued for services, $0.7242 per share	77,624	77	56,122	-	-	56,199
Common stock issued at par, $0.001 per share	3,649,749	3,650	(3,650)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	(2,534,520)	(2,534,520)
Balance - August 31, 2011	140,080,039	$ 140,080	$26,535,284	$(1,680,000)	$(28,096,219)	$ (3,100,855)

See accompanying notes to consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010	For the Period from July 13, 1999 (Inception) to August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,534,520)	$ (3,501,650)	$ (28,096,219)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	3,324	6,436	76,557
Stock based compensation expense	476,200	2,349,314	11,699,728
Amortization of debt discount	649,977	-	649,977
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	273,245	118,176	683,438
Increase in prepaid expenses	(6,215)	-	(12,396)
Increase in accounts payable
and accrued expenses	125,847	245,349	1,640,806
Decrease in bank overdraft	-	(476)	-
Increase in accrued salaries	536,854	682,501	1,794,571

Net cash used by operating activities	(475,288)	(100,350)	(11,563,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(215)	-	(79,115)
Investment in patents	(43,010)	(48,821)	(363,561)

Net cash used by investing activities	(43,225)	(48,821)	(442,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	149,788	10,615,067
Proceeds from notes payable	539,186	17,030	1,957,699
Payments of notes payable	-	-	(528,232)

Net cash provided by financing activities	539,186	166,818	12,044,534

Net increase (decrease) in cash	20,673	17,647	38,320

Cash and equivalents, beginning of period	17,647	-	-

Cash and equivalents, end of period	$ 38,320	$ 17,647	$ 38,320
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -

Significant non-cash activities
Notes payable converted to warrants	$ -	$ 107,077	$ 107,077
Notes payable converted to common stock	$ 458,495	$ -	$ 1,016,271
Liabilities converted to notes payable	$ 1,498,283	$ 98,268	$ 2,486,316
Accrued interest converted to notes payable	$ 145,098	$ 137,722	$ 467,049
Common stock issue at par	$ 3,650	$ 131,740	$ 3,650

See accompanying notes to consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Allezoe Medical Holdings, Inc., formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 28, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.  On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the acquisition of Organ Transport Systems, Inc. “OTS”. On January 24, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, Organ Transport Systems, Inc. is considered to be the surviving entity and the financial results presented in this Report through January 24, 2011 are solely those of Organ Transport Systems, Inc. This acquisition has been reflected retroactively in the historic financial information presented in this Report.

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

Nature of Operations

The Company’s assets at August 31, 2011 consisted of fixed assets and patents related to new organ transportation technology. The Company has developed a business plan that consists of providing new organ transportation technology to a target market. The Company’s strategy is to become the worldwide leader in a growing market for technologically advanced organ and tissue preservation and enhancement products and services. While OTS’ initial product, the LifeCradle® HR, is designed for the portable perfusion of the heart, the Company plans to offer a complete line of LifeCradle® products for all solid human organs including the heart, liver, kidney, lungs, pancreas, intestines and tissues such as limbs. The Company plans to also offer perfusion solutions for use in its devices, as well as static storage solutions as a replacement for the current‚ “picnic-cooler” technology.

Principles of Consolidation

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2011 and 2010 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ materially from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at August 31, 2011 and 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at August 31, 2011 and 2010, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from July 13, 1999 (inception) to August 31, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company’s stock-based compensation plans and assumptions used in determining stock-based compensation expense common stock are computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). Diluted loss per common share is the same as basic loss per share as the effect of potentially dilutive securities are anti-dilutive. Weighted average common shares outstanding prior to February 18, 2011 have been adjusted based upon a ratio of post merger to pre merger shares.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Income Taxes (continued)

Management has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, management believes that no accruals for tax liabilities are necessary. Therefore, no reserves for uncertain income tax positions have been recorded.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Fair Value Measurements

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

At August 31, 2011, the Company has no instruments that require additional disclosure. The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Note 2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $2,534,520 and net cash used in operations of $475,288 for the year ended August 31, 2011; and negative working capital of $2,972,602 and an accumulated deficit of $28,096,219 at August 31, 2011.

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

Management intends to raise financing through private or public equity financing or other means and interests that it deems necessary to provide the Company with the ability to continue in existence. Upon FDA approval, the Company expects to begin actual manufacturing and sales operations. The Company is currently negotiating larger financing to initiate the FDA5-10K process which will be completed within 5-10 months.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

NOTE 3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of August 31, 2011 and August 31, 2010 is as follows:

	August 31, 2011	August 31, 2010
Electronic equipment	$ 73,788	$ 73,788
Furniture and equipment	5,112	5,112
Software	215	-
	79,115	78,900
Less accumulated depreciation	(76,557)	(73,233)
	$ 2,558	$ 5,667

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

As of the acquisition date, February 18, 2011, Organ Transport Systems, Inc. had net operating losses for Federal income tax purposes totaling approximately $15,205,761 which expire in 2030, when it was acquired by the Company. The following is a schedule of deferred tax assets as of August 31, 2011, and August 31, 2010:

	August 31, 2011	August 31, 2010
Net operating loss	$17,274,178	$14,739,658
Future tax benefit at 34%	5,873,221	5,011,484
Less: Valuation allowance	(5,873,221)	(5,011,484)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $861,737 during the year ended August 31, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2010, and OTS had net operating loss carry-forwards of $14,739,698 at August 30, 2010 and $17,274,178 at August 31, 2011.  As a result of the acquisition of OTS and the disposition of the former mining operations, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through August 31, 2011. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

Note 5: SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of August 31, 2011, Healthcare of Today, Inc. had acquired 60% of the common capital stock issued, on a non-diluting basis, as part of the transfer of Organ Transport Systems, Inc. to the Company.  Healthcare of Today, Inc. also provides financial, accounting, legal, administrative and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2011.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  During the year ended August 31, 2011, the Company issued 78,255,000 shares of common stock to Healthcare of Today, Inc. in exchange for the acquisition of all of the outstanding stock of Organ Transport Systems, Inc., representing 60 percent of the resulting 130,425,000 shares of the issued and outstanding common stock.  As part of the acquisition agreement and closing, the Company also agreed that the shares issued to Healthcare of Today, Inc. would be non-dilutive and would always represent 60 percent of the common shares outstanding.  In the event that additional common shares are issued to another party, then additional common shares also will be issued to Healthcare of Today, Inc. so that its resulting percentage ownership of the then outstanding common shares will remain at 60 percent.

NOTE 7. LEASE COMMITMENT

The Company leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with five offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $4,267. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

NOTE 8.  NOTES PAYABLE (continued)

The following is a summary of notes payable at August 31, 2011 and August 31, 2010:

Description	August 31, 2011	August 31, 2010
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matures on August 31, 2012.	$ 235,629	$ 129,350
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	122,834
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	822,217
University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	326,320
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 30, 2011.	109,402	102,768
Convertible debentures - officers
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. $1,408,579 less discount at $909,507 for conversion.	499,072	-

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

NOTE 8.  NOTES PAYABLE (continued)

Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $35,917 for conversion.	17,083	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $44,000 Note less discount of $33,320 for conversion.	6,680	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $59,185 for conversion.	40,815	-
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	-

Total	2,326,940	1,503,489
Less: current portion	1,827,868	129,350
Long-term debt	$ 499,072	$ 1,374,139

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

NOTE 8.  NOTES PAYABLE (continued)

Notes payable consist of borrowings under convertible debenture arrangements. In July 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $53,000 with interest payable at 8% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at 58% of the average lowest three (3) trading prices during the ten (10) trading day period ending on the latest complete trading day prior to conversion. In August 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $40,000 with interest payable at 8% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at 58% of the average lowest three (3) trading prices during the ten (10) trading day period ending on the latest complete trading day prior to conversion. In July 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $100,000 with interest payable at 9% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at $.29 per share. The Company accounted for the borrowings under these arrangements in accordance with ASC 470-20 Debt with Conversions and Other Options. The fair value of the beneficial conversion feature is calculated using the intrinsic value method at the time of issuance or commitment date. The company records a debt discount for the calculated value, which is amortized over the debt term.

NOTE 9.  SUBSEQUENT EVENTS

In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $50,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 50% of the average lowest price during the ten (10) trading day period ending on the latest complete trading day prior to conversion.

In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $260,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 50% of the average lowest price during the ten (10) trading day period ending on the latest complete trading day prior to conversion. This was an assignment of part of the convertible notes payable to related parties – officers by OTS (See Note 8) where $261,453 was assigned to a creditor for $260,000. In November 2011, the Company converted $100,000 of the note into 7,497,585 shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending August 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2011 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, inadequate staffing with our accounting department, lack of consistent accounting policies and procedures, inadequate monitoring of controls, and lack of staff with SEC reporting experience all resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended August 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is certain information concerning the directors and executive officers of the Company as of August 31, 2011:

Name:	Age:	Position:
Michael Gelmon[1]	46	President, Chief Executive Officer and Chairman
Michael Choo[2]	46	Director
Michael Holder[3]	49	Former Director, President and CEO of Organ Transport Systems, Inc.
Carole Pinell[4]	39	Director
Hyman White[5]	68	Director, Secretary, Treasurer
Jancy Gregorio[6]	32	Former Chief Executive Officer and President, former director
Reynan Ballan[7]	33	Former Chief Financial Officer, Secretary and Treasurer, and former director

1  Mr. Gelmon was named a director on May 31, 2011 and, Chairman and CEO on June 24, 2011.

2  Mr. Choo was named a director on May 31, 2011.

3  Mr. Holder served as a director from February 18, 2011 to November 22, 2011 when he resigned for personal reasons.  He also served as Chairman and CEO from February 18, 2011 to June 24, 2011.

4  Ms Pinell was named as a director on May 31, 2011..

5  Mr. White was named a director, Secretary and Treasurer on February 18, 2011, as a result of the acquisition of

  Organ Transport Systems, Inc.  He also serves as a director and Vice President of Organ Transport Systems, Inc.

6  Mr. Gregorio resigned as an officer and director effective February 18, 2011, as a result of the acquisition of Organ

  Transport Systems, Inc.

7  Mr. Ballan resigned as an officer and director effective February 18, 2011, as a result of the acquisition of Organ

   Transport Systems, Inc.

Biographies

MICHAEL GELMON, 46, an experienced CEO and Director of several publicly traded companies, has been involved in consulting and turn- rounds or work outs for various public and private companies. As part of the work outs, he has been actively involved with management in cutting costs, increasing sales as well as compliance issues, including consulting and assisting investment groups in structuring and restructuring debt in several private and public companies; advising various investor and investment groups as lawyers conducting due diligence on target companies; and consulting and advising on management restructuring.

He is also founder and a partner of Gelmon Brothers Real Estate Consultants which has developed and consulted on commercial real estate developments in excess of $100 million; was a founder of Proteus Currency Fund, a Cayman Island based Hedge Fund involved in the Forex marketplace utilizing Dynex Corporation trading in Monaco and Jacobsen Asset Management in London; and, as a founding-shareholder, Director, as well as Head of Acquisitions and Real Estate for Domino's Pizza of Canada Ltd., the Domino's Pizza Master Franchisor in Canada, he was an integral part of the team that was responsible for turning around the Domino’s operations in Canada in the 1990s, growing the Domino's chain to 200 stores located in every region of Canada with system-wide sales of approximately CAD $80,000,000 per annum.

Mr. Gelmon received his Law Degree from the University of London, King’s College.

MICHAEL O. CHOO, 46, President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Masters degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups. Mr. Choo brings experience from the acute care industry, LTAC industry, Behavioral Health Industry, and Acute Rehabilitation Industry to the organization.

CAROLINE PINELL, 39, is an attorney and medical doctor and currently serves as a high level healthcare operations consultant to various clients, including Hospitals, Independent Physician Associations, Physician Groups and Networks, Medical Practices, Attorneys, and various Medicare and Medicaid Health Plans. She was formerly President and Chief Executive Officer of ATRIO Health Plans, a Medicare Advantage (MA-PD) Plan located in Oregon. It services three counties including Douglas, Coos, and Klamath Counties with expansion plans in place for Washington County. The Plan covers approximately 4500 lives with significant growth expected over the next three years. The Provider Network included 99% of all providers in each of the counties it currently services. From 2006 to 2008, she served as Executive Vice President, Director of Physician Relations, Business Development and Managed Care for HCA-Bayshore Medical Center in Pasadena, Texas, and previously has served in management capacities with several large physician associations and provider networks.

Dr. Pinell studied medicine at the University of Texas Health Science Center and holds a JD degree from South Texas College of Law in Houston, Texas.

MICHAEL B. HOLDER is an experienced executive with over 25 years of demonstrated success in operational, fund-raising, and transactional capacities. Mr. Holder is currently the Chairman and Chief Executive Office of Organ Transport Systems, Inc. Mr. Holder is also a Founder, Director and has served as acting CFO of Servergy Inc., a computer hardware company.  Mr. Holder previously was a Vice President with and managed the technology solutions business for Premier Inc., an $18 billion hospital group purchasing organization and supplier. During Mr. Holder’s career, he has served as an executive with both another leading healthcare company, BeaconEye Inc., where he completed an IPO and a strategic sale of the company, and with the Sam Walton family private equity fund, Heartland Capital Partners. Mr. Holder has led corporate development activities for AMR Corporation. Mr. Holder received his M.B.A. from the Wharton School of Business, his B.S. in Business Administration from the University of North Carolina, and previously earned a CPA designation in Texas.

HYMAN P. WHITE is the founder of Organ Transport Systems, Inc. and served as CEO until 2004 at which time he assumed his current position as Executive Vice President-Business Development, Secretary and Treasurer.. Prior to OTS, his career includes almost 30 years of experience in the medical technology and device marketplace primarily with Baxter, C.R Bard, Motorola and TechLease.  Mr. White served in and was honorably discharged from the United States Air Force. Mr. White earned his B.B.A. in Business and Marketing from the University of

North Texas.

COMMITTEES

The Company has established committees of the Board of Directors, and adopted appropriate committee charters.  The current Committees of the Board, and their members, are:

Audit Committee:

 Michael Choo, Chair

Caroline Pinell

Compensation Committee:

Michael Choo, Chair

Caroline Pinell

Governing and Nominating Committee:

Caroline Pinell (Chair)

Michael Choo

Hyman White

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE C OM PENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Gelmon[1], Chairman of the Board	2011	60,000	0	42,000	0	0	0	0	102,000
Jancy Gregorio[2] Former Chairman of the Board	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Reynan Ballan[3] Former CFO, Secretary and Treasurer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Michael Holder[4] Former Chairman; President of OTS	2011	250,000	-	-	-	-	-	-	250,000
	2010	156,500	-	-	-	-	-	-	156,500
Hyman White[5] Secretary, Treasurer; VP of OTS	2011	100,000	-	-	-	-	-	-	100,000
	2010	112,750	-	-	336,712	-	-	-	449,462

1  Mr. Gelmon receives a base salary of $10,000 per month as Chairman and CEO, commencing July 1, 2011.  He was also awarded a grant of 500,000 shares of common stock, vesting annually over 5 years at 100,000 shares per year as of July 1 of each year.  The July 1, 2011 grant of 100,000 shares was valued at $42,000, based on the closing price of $0.42 for the common stock on July 1, 2011

2  Mr. Gregorio resigned effective February 18, 2011.

3  Mr. Ballan resigned effective February 18, 2011.

4  Mr. Holder received no compensation while serving as a director and officer of the Company from February 18, 2011 to November 22, 2011.  He serves as Chairman and President of Organ Transport Systems, Inc. (OTS), a wholly-owned subsidiary of the Company, and is entitled to a salary of $250,000 annually under an employment agreement with OTS.  He was paid $73,141 and $39,250 in 2011 and 2010 respectively, and $93,526and $210,750 in compensation was accrued in each of 2011 and 2010.

5  Mr. White serves as a Vice President of Organ Transport Systems, Inc. (OTS), a wholly-owned subsidiary of the Company, and is entitled to a salary of $100,000 annually under an employment agreement with OTS.  He was paid $36,085 and $10,000 in 2011 and 2010 respectively, and $63,915and $140,000 in compensation was accrued in each of 2011 and 2010.

In addition to the amounts paid or accrued for officers and directors, as noted above, the Company also pays a consulting fee of $10,000 per month to CFOs to Go, Inc. under a consulting agreement, for legal, financial and accounting services, including the provision of Mr. John Burke as principal accounting officer of the Company.  Mr. Burke is not compensated directly by the Company for his services and is not an elected officer of the Company.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned[1]
Michael Gelmon, CEO	555,560[1]	3.9%

Michael Choo, Director	--	--
Carole Pinell, Director	--	--
Michael Holder, Former CEO, CEO of Organ Transport Systems	--	--
Hyman White	--	--

All Directors and executive officers as a group (5 person)(2)	555,560[1]	-

Élan Health Services, Inc.(3)	51,509,735	33.6%
Lin-Han Century Corp.(4)	13,000,000	8.8%

(1)

Based on a total of 140,080,039 common shares outstanding at August 31, 2011.

(2)

Mr. Gelmon was awarded a total of 5,000,000 shares of common stock at the time he was retained as Chairman and CEO of the Company, with the shares vesting over 5 years on a proportionate basis.  As of August 31, 2011, one-fifth of the shares had vested and the balance have been issued but are held in escrow for releases on an annual basis each July 1.   On the original issue, Mr. Gelmon requested that a portion of the shares be issued to other named parties, as to which he disclaims any beneficial interest.

(3)

Élan Health Services currently holds 51,744,517 common shares as of  November 8, 2011,  and  is issued additional shares equal to 60 percent of the amount of shares issued to third parties by the Company, as part of the terms of the acquisition of Organ Transport Systems, Inc.

(4)

Lin-Han Century Corp. is the majority shareholder of Élan Health Services, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended, August 31, 2011 and 2010, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $51,300 and $0 for audit and review fees associated with our 10-K and 10-Q.

Tax Fees

During the years ended, August 31, 2011 and 2010, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the years ended, August 31, 2011 and 2010, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment (1)
3.3	Bylaws (1)
Articles of Amendment dated July 20, 2010.(1)

31.1 31	Rule 13a-14(a) Certifications of Chief Executive Officer and Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

(1)	Previously filed

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEZOE MEDICAL HOLDINGS, INC.

Dated: December 14, 2011	By:	/s/ Michael Gelmon
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 14, 2011	By:	/s/ John Burke
Principal Accounting Officer

__/s/ Michael Gelmon________________________

December 14, 2011

Michael Gelmon, Director

__/s/ Michael Choo  ________________________

December 14, 2011

Michael Choo, Director

__/s/ Hyman White   ________________________

December 14, 2011

Hyman White, Director

__/s/ Carole Pinell ________________________

December 14, 2011

Carole Pinell, Director