Form 10-Q
period 2011-11-30
Allezoe Medical Holdings Inc
filed 2012-01-17
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended November 30, 2011

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

Yes [X] No [ ]

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

Yes [ ] No [ X]

As of January 17, 2012, there were 260,491,686 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of November 30, 2011 and August 31, 2011	2

	Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010 and for the period from July 13, 1999 (Date of Inception) to November 30, 2011	3
	Consolidated Statements of Stockholders’ Equity for the period from July 13, 1999 (Date of Inception) to November 30, 2011	4-5
-	Consolidated Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and for the period from July 13, 1999 (Date of Inception) to November 30, 2011	6
	Notes to the Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	24

ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	(Removed and Reserved)	27
ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

	SIGNATURES	27

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at November 30, 2011 (with comparative figures as at August 31, 2011); and the consolidated statements of operations for the three months ended November 30, 2011 and 2010, and for the period from July 13, 1999 (date of inception) to November 30, 2011; the consolidated statements of stockholders’ equity for the period from July 13, 1999 (Date of Inception) to November 30, 2011; and the consolidated statements of cash flows for the three months ended November 30, 2011 and 2010 and for the period from July 13, 1999 (date of inception) to November 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, Organ Transport Systems, Inc. is considered to be the surviving entity and the financial results presented in this Report through November 30, 2011 are solely those of Organ Transport Systems, Inc. This acquisition has been reflected retroactively in the historic financial information presented in this Report. Weighted average common shares outstanding prior to February 18, 2011 have been adjusted based upon a ratio of post merger to pre merger shares.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2011 (unaudited)	August 31, 2011

ASSETS
CURRENT ASSETS
Cash	$ 152,693	$ 38,320
Prepaid expenses	12,396	12,396
Total current assets	165,089	50,716
Property, plant and equipment (net of accumulated
depreciation of $77,323 and $76,557 respectively)	1,792	2,558
Deferred loan costs, net of accumulated amortization of $1,075 and $800	4,425	4,700
Patents	372,201	363,561
Total assets	$ 543,507	$ 421,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 630,356	$ 585,240
Accrued salaries	467,996	393,821
Notes payable - net of debt discount of $142,917 and $128,422	2,001,646	1,827,868
Accrued interest	302,674	216,389
Total current liabilities	3,402,672	3,023,318

Long-term notes payable, net of debt discount of $755,320 and $909,507	691,806	499,072
Total liabilities	4,094,478	3,522,390
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 173,324,482 and 140,080,039 shares
issued and outstanding	173,325	140,080
Additional paid in capital	27,324,277	26,535,284
Deferred equity	(1,680,000)	(1,680,000)
Deficit accumulated during the development stage	(29,368,573)	(28,096,219)
Total stockholders' equity (deficit)	(3,550,971)	(3,100,855)
Total liabilities and stockholders' equity	$ 543,507	$ 421,535

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods from July 13, 1999 (Date of Inception), to November 30, 2011
	Three Months Ended		Cumulative from Inception to
	November 30, 2011	November 30, 2010	November 30, 2011

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	286,535	186,778	13,417,341
Research and development	12,168	-	4,613,510
Professional fees	518,123	25,430	3,701,405
Directors fees	-	-	2,447,968
Travel and entertainment	1,393	-	838,994
Advisor fees	-	225,000	478,501
Rent	7,052	17,064	414,858
Organizational costs	-	-	287,344
Insurance	2,184	-	243,161
Office expense	607	417	181,941
Management contract	-	-	160,350
Telephone and internet	375	791	147,963
Contract labor	-	-	137,553
General and administrative	1,384	951	119,473
Depreciation and amortization expense	766	950	77,323
Dues and subscriptions	-	-	49,539
Repairs and maintenance	-	-	29,059
Bad debt expense	-	-	11,996
Contributions	-	-	9,700
Loss from operations	(830,587)	(457,381)	(27,367,979)
OTHER INCOME (EXPENSE)
Finance cost	-	-	(133,494)
Interest, net	(441,767)	(9,403)	(1,867,100)
Net loss	$ (1,272,354)	$ (466,784)	$ (29,368,573)
Net loss per share (basic and diluted)	$ (0.01)	$ (0.01)	$ (0.45)
Weighted average number of shares outstanding during the period-basis and diluted	136,507,915	52,170,000	65,595,531

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from July 13, 1999 (Date of Inception), to November 30, 2011

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - July 13, 1999 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued to founders for services, $.001 per share, 1999 - 2004	6,280,530	6,281	-	-	-	6,281
Converted notes payable to common stock, $.25 - $1.00 per share, 2000 - 2002	801,890	802	365,279	-	-	366,081
Common stock issued for cash, $.10 - $.62 per share, 2000 - 2001	1,240,000	1,240	428,760	-	-	430,000
Common stock issued for services, $.40 - $1.50 per share, 2000 - 2008	413,520	413	501,867	-	-	502,280
Converted notes payable to common stock, $1.00 per share, 2005	193,620	194	193,426	-	-	193,620
Common stock issued for cash, $1.00 - $1.75 per share, 2002 - 2008	8,284,820	8,285	9,887,591	-	-	9,895,876
Common stock issued for warrants exercised, $.10 - $.75 per share, 2006 - 2008	1,361,680	1,361	138,057	-	-	139,418
Cancel stock to issue warrants	(15,290)	(15)	-	-	-	(15)
Stock option warrants issued for services, 2000 - 2009	-	-	8,365,651	-	-	8,365,651
Net loss for the period from July 13, 1999 (inception) to August 31, 2009	-	-	-	-	(22,060,049)	(22,060,049)
Balance - August 31, 2009	18,560,770	18,561	19,880,631	-	(22,060,049)	(2,160,857)
Common stock issued for cash, $.66 - $1.88 per share	84,000	84	125,845	-	-	125,929
Conversion of notes payable to stock option warrants	-	-	107,077	-	-	107,077
Warrants exercised, $.33 per share	72,970	73	23,786	-	-	23,859
Stock option warrants issued for services	-	-	2,349,314	-	-	2,349,314
Net loss for the year ended August 31, 2010	-	-	-	-	(3,501,650)	(3,501,650)
Balance - August 31, 2010	18,717,740	18,718	22,486,653	-	(25,561,699)	(3,056,328)
Recapitalization - OTS acquisition February 18, 2011	111,707,260	111,707	(111,707)	-	-	-
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
		4

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
For the Periods from July 13, 1999 (Date of Inception), to November 30, 2011

Issuance of notes payable-beneficial conversion feature	-	-	1,554,412	-	-	1,554,412
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued at par, $0.001 per share	3,649,749	3,650	(3,650)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	(2,534,520)	(2,534,520)
Balance - August 31, 2011	140,080,039	$140,080	$26,535,284	$(1,680,000)	$(28,096,219)	$(3,100,855)
Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at par, $0.001 per share	12,466,666	12,467	(12,467)	-	-	-
Issuance of notes payable-reissuance	-	-	154,073	-	-	154,073
Issuance of notes payable-beneficial conversion feature	-	-	57,122	-	-	57,122
Net loss for the period ended November 30, 2011	-	-	-	-	(1,272,354)	(1,272,354)
Balance - November 30, 2011	173,324,482	$173,325	$27,324,277	$(1,680,000)	$(29,368,573)	$(3,550,971)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from July 13, 1999 (Date of Inception), to November 30, 2011
	Three Months Ended November 30,
	2011	2010	Inception to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,272,354)	$ (466,784)	$ (29,368,573)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	766	950	77,323
Stock based compensation expense	451,043	-	12,150,771
Amortization of debt discount	209,256	-	859,233
Interest accrued on notes payable	86,561	33,130	769,999
Increase in prepaid expenses	-	-	(12,396)
Increase in accounts payable
and accrued expenses	45,116	243,326	1,685,922
Increase in accrued salaries	74,175	169,333	1,868,746
Net cash used by operating activities	(405,437)	(20,045)	(11,968,975)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(79,115)
Investment in patents	(8,640)	(22,945)	(372,201)
Net cash used by investing activities	(8,640)	(22,945)	(451,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	10,615,067
Proceeds from notes payable	528,450	30,001	2,486,149
Payments of notes payable	-	-	(528,232)
Net cash provided by financing activities	528,450	30,001	12,572,984
Net increase (decrease) in cash	114,373	(12,989)	152,693
Cash and equivalents, beginning of period	38,320	17,647	-
Cash and equivalents, end of period	$ 152,693	$ 4,658	$ 152,693
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -

Significant non-cash activities
Notes payable converted to warrants	$ -	$ -	$ 107,077
Notes payable converted to common stock	$ 160,000	$ -	$ 1,176,271
Liabilities converted to notes payable	$ -	$ -	$ 2,486,316
Accrued interest converted to notes payable	$ -	$ -	$ 467,049
Common Stock issued at par	$ 12,467	$ -	$ 16,117

The accompanying notes are an integral part of these consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

Nature of Operations

The Company’s assets at November 30, 2011 consisted of fixed assets and patents related to new organ transportation technology. The Company has developed a business plan that consists of providing new organ transportation technology to a target market. The Company’s strategy is to become the worldwide leader in a growing market for technologically advanced organ and tissue preservation and enhancement products and services. While OTSs’ initial product, the LifeCradle® HR, is designed for the portable perfusion of the heart, the Company plans to offer a complete line of LifeCradle® products for all solid human organs including the heart, liver, kidney, lungs, pancreas, intestines and tissues such as limbs. The Company plans to also offer perfusion solutions for use in its devices, as well as static storage solutions as a replacement for the current‚ “picnic-cooler” technology.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at November 30, 2011 and 2010 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended November 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income (loss) per share

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). Diluted loss per common share is the same as basic loss per share as the effect of potentially dilutive securities are anti-dilutive. Weighted average common shares outstanding prior to February 18, 2011 have been adjusted based upon a ratio of post merger to pre merger shares.

Research and Development Costs

Costs incurred in the research and development phase of the Company’s products are expensed as incurred. Research and development expenses include direct costs for salaries, employee benefits, subcontractors, facility related expenses, and stock-based compensation related to employees involved in the Company’s research and development phase.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of November 30, 2011 and August 31, 2011, the Company had no balances in excess of federally insured limits.

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

At November 30, 2011, the Company has no instruments that require additional disclosure. The carrying amounts for the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these investments.

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

Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the developments stage, has a net loss of $1,272,354 and net cash used in operations of $405,437 for the three months ended November 30 2011. The Company also had a negative working capital of $3,237,583 and an accumulated deficit of $29,368,573 at November 30, 2011.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of November 30, 2011 and August 31, 2011 is as follows:

	November 30, 2011	August 31, 2011
Electronic equipment	$ 73,788	$ 73,788
Furniture and equipment	5,112	5,112
Software	215	215
	79,115	79,115
Less accumulated depreciation	(77,323)	(76,557)
	$ 1,792	$ 2,558

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

As of the acquisition date, February 18, 2011, Organ Transport Systems, Inc. had net operating losses for Federal income tax purposes totaling approximately $15,205,761 which expire in 2030, when it was acquired by the Company. The following is a schedule of deferred tax assets as of November 30, 2011, and August 31, 2011:

	November 30, 2011	August 31, 2011
Net operating loss	$ 18,546,532	$ 17,274,178
Future tax benefit at 34%	6,305,820	5,873,221
Less: Valuation allowance	(6,305,820)	(5,873,221)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $432,599 during the three months ended November 30, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2010, and OTS had net operating loss carry-forwards of $17,274,178 at August 31, 2011 and $18,546,532 at November 30, 2011.  As a result of the acquisition of OTS and the disposition of the former mining operations, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 4. INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through November 30, 2011. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of November 30, 2011, Healthcare of Today, Inc. (HOTI) had acquired 60% of the common capital stock issued, on a non-diluting basis, as part of the transfer of Organ Transport Systems, Inc. to the Company.  Healthcare of Today, Inc. also provides financial, accounting, legal, administrative and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2011.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  During the quarter ended February 28, 2011, the Company issued 78,255,000 shares of common stock to Healthcare of Today, Inc. in exchange for the acquisition of all of the outstanding stock of Organ Transport Systems, Inc., representing 60 percent of the resulting 130,425,000 shares of the issued and outstanding common stock.  As part of the acquisition agreement and closing, the Company also agreed that the shares issued to Healthcare of Today, Inc. would be non-dilutive and would always represent 60 percent of the common shares outstanding.  In the event that additional common shares are issued to another party, then additional common shares also will be issued to Healthcare of Today, Inc. so that its resulting percentage ownership of the then outstanding common shares will remain at 60 percent. During the quarter ended November 30, 2011, the Company issued 4,391,000 shares of common stock for consulting services valued at $451,043 based on the fair value of the stock on the grant date. During the quarter ended November 30, 2011, the Company also issued an additional 12,466,666 shares of common stock to HOTI in order to maintain HOTI’s 60% ownership requirement.

NOTE 7. LEASE COMMITMENT

The Company leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with three offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $3,207. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 8.  NOTES PAYABLE

The following is a summary of notes payable at November 30, 2011 and August 31, 2011:

Description	November 30, 2011	August 31, 2011
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matures on August 31, 2012.	$ 241,401	$ 235,629
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	131,433
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	907,664
University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	349,162
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 30, 2011.	109,402	109,402
Convertible debentures - officers
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. $1,447,126 less discount at $755,320 for conversion.	691,806	499,072
Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	25,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 8.  NOTES PAYABLE (continued)

Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $21,326 for conversion.	31,674	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $21,703 for conversion.	18,297	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $42,765 for conversion.	57,235	40,815
Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	5,000
Magna Group
Convertible notes payable to The Magna Group. The notes accrue interest at 12% per annum and mature November 4, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $150,000 in Notes less discount of $57,122 for conversion.	92,878	-

Total	2,693,452	2,326,940
Less: current portion	2,001,646	1,827,868
Long-term debt	$ 691,806	$ 499,072

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 8.  NOTES PAYABLE (continued)

Notes payable consist of borrowings under convertible debenture arrangements. In July 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $53,000 with interest payable at 8% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at 58% of the average lowest three (3) trading prices during the ten (10) trading day period ending on the latest complete trading day prior to conversion. In August 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $40,000 with interest payable at 8% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at 58% of the average lowest three (3) trading prices during the ten (10) trading day period ending on the latest complete trading day prior to conversion. In July 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $100,000 with interest payable at 9% per annum with a maturity date of January 31, 2012. The indebtedness including interest is convertible into common stock at $.29 per share. In October 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $32,500 with interest payable at 8% per annum with a maturity date of July 4, 2012. The indebtedness including interest is convertible into common stock at 58% of the average lowest three (3) trading prices during the ten (10) trading day period ending on the latest complete trading day prior to conversion. In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $50,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 50% of the average lowest price during the ten (10) trading day period ending on the latest complete trading day prior to conversion.

In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $260,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 75% of the average lowest price during the three (3) trading day period ending on the latest complete trading day prior to conversion. This was an assignment of part of the convertible notes payable to related parties – officers by OTS where $261,453 was assigned to a creditor for $260,000. In November 2011, the Company converted $160,000 of the note into 16,386,473 shares of common stock. The Company accounted for the borrowings under these arrangements in accordance with ASC 470-20 Debt with Conversions and Other Options. The fair value of the beneficial conversion feature is calculated using the intrinsic value method at the time of issuance or commitment date. The company records a debt discount for the calculated value, which is amortized over the debt term.

NOTE 9.  SUBSEQUENT EVENTS

In December, 2011, the Company issued 18,247,619 common shares on conversion of $101,000 in loan principal (see Note 8) and 36,231,884 common shares for $250,000 in consulting fees. In conjunction with the HOTI acquisition agreement, HOTI was issued proportionate shares to maintain 60% ownership in the Company.

In December, 2011, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") with Élan Health Services, Inc. (the "Seller"), pursuant to which it will acquire BioCube, Inc., a Nevada corporation (“BioCube”), which will then become our wholly-owned subsidiary as filed in “ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT” of the 8-K dated January 5, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

Our financial statements are now those of OTS as a result of the acquisition of OTS on February 18, 2011 and the disposition of our former mining operations. As of August 31, 2011 and November 30, 2011, we had not generated any revenue. We have incurred net losses in each year since our inception. As of November 30, 2011, we had a deficit accumulated during the development stage of $29.4 million. We expect our losses to increase as we continue our development activities and expand our commercialization activities. To date, we have funded our cash requirements primarily with proceeds from the sale of equity securities and from equipment financings. To the extent our cash, cash equivalents and investments, including the net proceeds from this offering, are insufficient to fund our future cash requirements, we may be required to raise additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of, delay or eliminate some or all of, our planned development and commercialization activities, which could materially harm our business.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $114,373 from $38,320 at August 31, 2011 to $152,693 at November 30, 2011. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

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

We received loan proceeds of $260,000 in November of 2011 from Magna Group, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion.  In November, 2011, Magna Group, LLC issued three notices of conversion totaling $160,000. We accrued interest of $1,660 on this note as of November 30, 2011.

We received loan proceeds of $50,000 in November of 2011 from Hanover Holdings, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 50 percent of the lowest trading price for our common stock for the ten trading days prior to the notice of conversion.  We accrued interest of $444 on this note as of November 30, 2011.

We received loan proceeds of $32,500 in November of 2011 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 58 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $406 on this note as of November 30, 2011.

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

The following is a summary of notes payable at November 30, 2011 and August 31, 2011:

Description	November 30, 2011	August 31, 2011
NTEC, Inc.
Note payable to NTEC, Inc. The note accrues interest at 7% per annum and matures on August 31, 2012.	$ 241,401	$ 235,629
The Realtime Group
Related party note payable to The Realtime Group, president Marshall Wenrich served as OTS’ Director of Engineering. The note accrues interest at 7% per annum and matures on December 31, 2011.	131,433	131,433
Musculoskeletal Transplant Foundation
Note payable to Musculoskeletal Transplant Foundation (MTF). The note accrues interest at the WSJ prime rate plus 2% and matures on December 31, 2011.	907,664	907,664

University of Texas Southwestern Medical Center
Note payable to the University of Texas Southwestern Medical Center. The note accrues interest at 7% per annum and matures on the December 31, 2011.	349,162	349,162
Employees and consultants
Notes payable to related parties – employees and consultants. The notes accrue interest at 7% per annum and mature December 30, 2011.	109,402	109,402
Convertible debentures - officers
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. $1,447,126 less discount at $755,320 for conversion.	691,806	499,072
Ambrose and Keith
Note payable to Ambrose and Keith. The note accrues interest at 9% per annum and mature April 30, 2011 and is convertible into shares of the Company’s common stock at a price discounted from average trading price.	25,000	25,000
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $21,326 for conversion.	31,674	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $21,703 for conversion.	18,297	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $42,765 for conversion.	57,235	40,815

Ambrose and Keith
Demand loan to Ambrose and Keith. The note does not accrue interest and matured April 30, 2011.	5,000	5,000
Magna Group
Convertible notes payable to The Magna Group. The notes accrue interest at 12% per annum and mature November 4, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $150,000 in Notes less discount of $57,122 for conversion.	92,878	-

Total	2,693,452	2,326,940
Less: current portion	2,001,646	1,827,868
Long-term debt	$ 691,806	$ 499,072

Our subsidiary, Organ Transport Systems, Inc., leases office and lab space in a two story, 50,000 square foot building located in Frisco, Texas under a license agreement which terminated on October 31, 2010. The license agreement provides the Company with three offices and lab space, and full access to building common areas including conference rooms, break room / kitchen, reception area and common lab areas. The agreement also covers telephone, wired and wireless internet access, and utilities. The required monthly payment under the license agreement is $3,207. The agreement automatically renewed on a month to month basis at the previous agreed upon terms until either party notifies the other in writing of its intention to terminate the license agreement 30 days prior to the termination date.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

As a result of the reverse merger with Organ Transport Services, Inc. on February 18, 2010, the former mining development activities of the Company have been terminated and all of the related assets and liabilities have been disposed of. Our operations and financial statements have been restated retroactively as the results of operations of Organ Transport Services, Inc., as the successor entity. There have been no material changes in the operations or assets of Organ Transport Systems, Inc. since the end of the fiscal year August 31, 2011, except that the financial statements of Organ Transport, Inc. have been restated to August 31, to accommodate the change in fiscal year to that of the Company. Operating expenses were significantly increased in the three months ended November 30, 2011 compared to November 30, 2010 due primarily to additional consulting and payroll costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at November 30, 2011. Healthcare of Today, Inc. holds 60 percent of our common stock which, by agreement is non-dilutive. Therefore, if common shares are issued for any reason to a third party, additional common shares also will be issued to Healthcare of Today, Inc. so that it always maintains a 60 percent ownership of our common shares.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of November 30, 2011. Our shares are traded on the OTCBB under the symbol ALZM. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of November 30, 2011 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2011, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended November 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●

As of November 30, 2011, we did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee. Even though we have a Code of Ethics it does not emphasize fraud and methods to avoid it.   On July 6, 2011, we adopted an Audit Committee Charter and appointed an Audit Committee of independent directors, and also amended our Code of Ethics to include fraud issues and methods to avoid it. Due to our small size, a whistleblower policy is not necessary.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which we are subject, nor, to the best of our knowledge, are any material legal proceedings contemplated.

ITEM 1A RISK FACTORS

The list of risk factors contained in our Annual Report on Form 10-K for the year ended August 31, 2011, under Part 1 ITEM 1A, Risk Factors, are incorporated by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2011, we issued a total of 391,304 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 234,782 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In October, 2011, we issued a total of 4,000,000 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 2,400,000 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In November, 2011, we issued a total of 16,388,473 common shares to Magna Group, LLC on three conversions totaling $160,000 in principal amount of loans, at a price equal to $0.01875, $0.01035, and $0.00675 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 9,831,884 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In December, 2011, we issued a total of 18,247,619 common shares to Magna Group, LLC on two conversions totaling $101,000 in principal amount of loans, at a price equal to $0.0042 and $.0075 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 10,948,570 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In December, 2011, we issued a total of 36,231,884 common shares to Centurion Private Equity, LLC for consulting expenses at $0.0069 per share and also issued 21,739,130 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

As a result of the issue of these shares, we now have a total of 260,491,686 common shares issued and outstanding as of January 17, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEZOE MEDICAL HOLDINGS, INC.

(Registrant)

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

/s/JOHN BURKE
John Burke
Principal Accounting Officer

Dated: January 17, 2012