Form 10-Q
period 2012-02-29
Allezoe Medical Holdings Inc
filed 2012-04-23
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended February 29, 2012

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

Yes [ ] No [ X]

As of April 23, 2012, there were 373,933,918 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of February 29, 2012 and August 31, 2011	2

	Consolidated Statements of Operations for the three and six months ended February 29, 2012 and 2011 and for the period from July 13, 1999 (Date of Inception) to February 29, 2012	3
	Consolidated Statements of Stockholders’ Equity for the period from July 13, 1999 (Date of Inception) to February 29, 2012	4-5
-	Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and 2011 and for the period from July 13, 1999 (Date of Inception) to February 29, 2012	6
	Notes to the Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	32

ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3.	Defaults Upon Senior Securities	36

ITEM 4.	(Removed and Reserved)	36
ITEM 5.	Other Information	37

ITEM 6.	Exhibits	38

	SIGNATURES	38

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at February 29, 2012 (with comparative figures as at August 31, 2011); and the consolidated statements of operations for the three and six months ended February 29, 2012 and 2011, and for the period from July 13, 1999 (date of inception) to February 29, 2012; the consolidated statements of stockholders’ equity for the period from July 13, 1999 (Date of Inception) to February 29, 2012; and the consolidated statements of cash flows for the six months ended February 29, 2012 and 2011 and for the period from July 13, 1999 (date of inception) to February 29, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 29, 2012 (unaudited)	August 31, 2011 (restated)
ASSETS
CURRENT ASSETS
Cash	$ 84,590	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	85,590	22,972
Property, plant and equipment (net of accumulated
depreciation of $8 and $76,557 respectively)	2,112	-
Deferred loan costs, net of accumulated amortization of $1,350 and $800	4,150	4,700
Deposits	71,500	-
Advances to related parties	512,827	262,653
Total assets	$ 676,179	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 44,215	$ 7,045
Notes payable - net of debt discount of $228,667 and $132,422	200,022	64,578
Accrued interest	19,945	9,964
Total current liabilities	264,182	81,587
Debt discount-debentures	909,507	-
Total liabilities	1,173,689	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 312,326,856 and 52,170,000 shares
issued and outstanding	312,327	61,825
Additional paid in capital	3,673,114	3,088,438
Deferred equity	(1,680,000)	(1,680,000)
Deficit accumulated during the development stage	(2,802,951)	(1,261,525)
Total stockholders' equity (deficit)	(497,510)	208,738
Total liabilities and stockholders' equity	$ 676,179	$ 290,325

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011 (restated)	February 29, 2012	February 28, 2011 (restated)	Cumulative from Inception to February 29, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	135,650	-	260,650	-	710,650
Professional fees	358,585	-	869,128	-	1,148,786
Travel and entertainment	16,840	-	17,767	-	20,877
Insurance	55,000	-	55,000	-	103,559
Office expense	-	-	-	-	1,209
Telephone and internet	1,600	-	1,600	-	7,953
General and administrative	12,450	-	12,656	497	129,199
Depreciation and amortization expense	-	-	-	-	1,359
Dues and subscriptions	-	-	-	-	55
Loss from operations	(580,125)	-	(1,216,802)	(497)	(2,123,657)
OTHER INCOME (EXPENSE)
Finance cost	-	-	-	-	(159,261)
Reorganization	-	4,421	-	-	-
Interest, net	(92,327)	-	(491,790)	(375)	(520,043)
Net loss	$ (672,452)	$ 4,421	$ (1,708,592)	$ (872)	$ (2,802,961)
Net loss per share (basic and diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.04)
Weighted average number of shares outstanding during the period-basis and diluted	282,185,344	60,865,000	159,345,781	56,469,725	85,167,837

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012
					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)
Balance – September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued to for cash, 1998-2009	52,170,000	52,170	-	-	-	52,170
Contributions-noncash expenses	-	-	141,880	-	-	141,880
Net loss for the period from July 13, 1999 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued at par, $0.001 per share	3,649,749	3,650	(3,650)	-	-	-
Issuance of notes payable-beneficial conversion feature	-	-	328,032	-	-	328,032
Net loss for the year ended August 31, 2011	-	-	-	-	(887,709)	(887,709)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 3,088,438	$ (1,680,000)	$ (1,250,790)	$ 219,473
Reorganization	-	-	(167,157)	-	156,431	(10,726)
Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Converted notes payable to common stock, $0.0042 per share	9,047,619	9,048	28,952	-	-	38,000
Common stock issued for services, $0.0069 per share	36,231,884	36,232	213,768	-	-	250,000
Converted notes payable to common stock, $0.0068 per share	9,200,000	9,200	53,800	-	-	63,000

			4
Converted notes payable to common stock, $0.0112 per share	5,777,778	5,778	59,222	-	-	65,000
Converted notes payable to common stock, $0.0108 per share	4,507,629	4,508	44,242	-	-	48,750
Converted notes payable to common stock, $0.0092 per share	1,304,348	1,304	10,696	-	-	12,000
Converted notes payable to common stock, $0.0076 per share	1,578,947	1,579	10,421	-	-	12,000
Converted notes payable to common stock, $0.0083 per share	7,207,778	7,208	52,792	-	-	60,000
Converted notes payable to common stock, $0.0071 per share	2,112,676	2,113	12,887	-	-	15,000
Converted notes payable to common stock, $0.0061 per share	2,302,857	2,303	13,817	-	-	16,120
Converted notes payable to common stock, $0.0058 per share	2,564,103	2,564	12,436	-	-	15,000
Converted notes payable to common stock, $0.0058 per share	2,068,966	2,069	9,931	-	-	12,000
Converted notes payable to common stock, $0.0060 per share	11,666,667	11,667	58,333	-	-	70,000
Converted notes payable to common stock, $0.0045 per share	2,863,436	2,863	10,137	-	-	13,000
Converted notes payable to common stock, $0.0048 per share	12,413,793	12,414	47,586	-	-	60,000
Converted notes payable to common stock, $0.0081 per share	6,040,893	6,041	42,709	-	-	48,750
Converted notes payable to common stock, $0.0080 per share	13,449,315	13,449	94,145	-	-	107,595
Converted notes payable to common stock, $0.0079 per share	1,898,734	1,899	13,101	-	-	15,000
Converted notes payable to common stock, $0.0057 per share	6,956,522	6,957	33,043	-	-	40,000
Converted notes payable to common stock, $0.0072 per share	1,805,556	1,806	11,194	-	-	13,000
Common stock issued at par, $0.001 per share	89,562,942	89,563	(89,563)	-	-	-
Issuance of notes payable-beneficial conversion feature	-	-	(30,658)	-	-	(30,658)
Issuance of notes payable-reissuance	-	-	(552,261)	-	-	(552,261)
Reverse issuance of note payable	(838,398)	(838)	838	-	-	-
Net loss for the period ended February 29, 2012	-	-	-	-	(1,708,592)	(1,708,592)
Balance - February 29, 2012	312,326,861	$312,327	$ 3,673,114	$ (1,680,000)	$ (2,802,961)	$ (497,510)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from July 13, 1999 (Date of Inception), to February 29, 2012
	Six Months Ended February 29
	2012	2011 (restated)	Inception to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,708,592)	$ (872)	$ (3,286,990)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	559	-	77,004
Stock based compensation expense	451,043	-	15,423
Amortization of debt discount	209,256	-	859,233
Interest accrued on notes payable	(195,893)	375	626,063
Increase in prepaid expenses	(66,500)	-	(72,500)
Increase in accounts payable
and accrued expenses	27,171	(61,937)	44,215
Increase in accrued salaries	9,981	-	-
Net cash used by operating activities	(1,272,975)	(62,434)	(1,737,552)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(79,115)
Investment in patents	363,561	-	-
Net cash used by investing activities	361,441	-	(79,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	689,229
Proceeds from notes payable	260,471	25,000	1,394,464
Debt discount debentures	909,507	-	-
Related party advances	(212,174)	(120,012)	-
Reorganization	-	156,430	-
Payments of notes payable	-	-	(182,436)
Net cash provided by financing activities	957,804	61,418	1,901,257
Net increase (decrease) in cash	46,270	(1,016)	84,590
Cash and equivalents, beginning of period	38,320	1,016	-
Cash and equivalents, end of period	$ 84,590	$ -	$ 84,590
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to warrants	$ -	$ -	$ -
Notes payable converted to common stock	$ 662,095	$ -	$ 1,838,366
Liabilities converted to notes payable	$ -	$ -	$ -
Accrued interest converted to notes payable	$ -	$ -	$ -
Common Stock issued at par	$ 89,563	$ -	$ 93,213

The accompanying notes are an integral part of these consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in The Company moving into the medical device industry. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc., a Nevada corporation and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, Organ Transport Systems, Inc. was considered to be the surviving entity and the historical financial results presented in this Report are solely those of Organ Transport Systems, Inc.

In January, 2012, the Company entered into an exclusive worldwide development and distribution license, through its wholly-owned subsidiary SureScreen Medical, Inc., for the development and marketing of a patent pending ”see and Treat” system for detecting human papilloma virus.

In March, 2012, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined in spin-off OTS to Healthcare of Today, Inc., from which it had been originally acquired.  As a result, OTS is no longer a part of the Company’s corporate group and the Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities.

 Nature of Operations

The Company’s assets at February 29, 2012 consisted of fixed assets and patent applications related to new organ transportation technology and detection and treatment of human papilloma virus (HPV).

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at February 29, 2012 and 2011 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the three and six month periods ended February 29, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its subsidiary SureScreen Medical, Inc. These financial statements reflect the financial position and results of operations, cash flows, and changes in equity from inception (July 13, 1999) through February 18, 2011, at which time the Company began reporting consolidated results.

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

February 29, 2012

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

February 29, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of February 29, 2012 and August 31, 2011, the Company had no balances in excess of federally insured limits.

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

At February 29, 2012, the Company has no instruments that require additional disclosure. The carrying amounts for the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these investments.

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

Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the developments stage, has a net loss of $1,708,592 and net cash used in operations of $1,272,975 for the six months ended February 29, 2012. The Company also had a negative working capital of $178,592 and an accumulated deficit of $2,802,951 at February 29, 2012.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

Management intends to raise financing through private or public equity financing or other means and interests that it deems necessary to provide the Company with the ability to continue in existence. Upon FDA approval, the Company expects to begin actual manufacturing and sales operations of the HPV technology. The Company is currently negotiating larger financing to initiate the FDA5-10K process which will be completed within 5-10 months.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of February 29, 2012 and August 31, 2011 is as follows:

	February 29, 2012	August 31, 2011
Electronic equipment	$ -	$ 73,788
Furniture and equipment	-	5,112
Software	2,120	215
	2,120	79,115
Less accumulated depreciation	(8)	(76,557)
	$ 2,112	$ 2,558

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

The following is a schedule of deferred tax assets as of February 29, 2012, and August 31, 2011:

	February 29, 2012	August 31, 2011
Net operating loss	$ 1,708,592	$ 887,709
Future tax benefit at 34%	580,921	301,821
Less: Valuation allowance	(580,921)	(301,821)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $279,100 during the six months ended February 29, 2012.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2010, and OTS had net operating loss carry-forwards of $887,709 at August 31, 2011 and $1,708,592 at February 29, 2012

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(UNAUDITED)

NOTE 4. INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through February 29, 2012. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of February 29, 2012, Healthcare of Today, Inc. (HOTI) had acquired 60% of the common capital stock issued, on a non-diluting basis, as part of the transfer of Organ Transport Systems, Inc. to the Company.  That acquisition transaction has been rescinded in March, 2012, and Healthcare of Today, Inc. no longer holds a significant interest in the Company.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share

NOTE 7. LEASE COMMITMENT

The Company subleases office facilities in Boca Raton, Florida from a Company controlled by its Chairman, Michael Gelmon, for no charge.  In addition, the Company utilizes office space located in Merritt Island, Florida as part of a consulting agreement with CFOs to Go, Inc., which provides legal, financial and administrative services to the Company.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 8.  NOTES PAYABLE

The following is a summary of notes payable at February 29, 2012 and August 31, 2011:

Description	February 29, 2012	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less $44,736 for conversion.	-	8,264
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $44,000 Note less $35,235 for conversion.	-	4,765
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature October 23, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	40,000	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less $100,000 for conversion.	-	40,815

14

ALLEZOE MEDICAL HOLDINGS, INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 29, 2012 (UNAUDITED)
NOTE 8. NOTES PAYABLE (continued)
Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less $1,000 from conversion and a discount of $23,333 for conversion.	25,667	-
Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Panache Group
Convertible notes payable to The Panache Group. The note accrues interest at 10% per annum and mature January 10, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less $40,000 from conversion and a discount of $60,000 for conversion.	7,595	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less discount of $100,000 for conversion.	7,594	-
Common Stock LLC
Convertible notes payable to The Magna Group. The note accrues interest at 6% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Total	200,022	53,844
Less: current portion	200,022	-
Long-term debt	$ -	$ 53,844

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $260,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 75% of the average lowest price during the three (3) trading day period ending on the latest complete trading day prior to conversion. This was an assignment of part of the convertible notes payable to related parties – officers by OTS where $261,453 was assigned to a creditor for $260,000. In November 2011, the Company converted $160,000 of the note into 16,386,473 shares of common stock. In December 2011, the Company converted the remaining $100,000 of the note into 18,247,619 shares of common stock. The Company accounted for the borrowings under these arrangements in accordance with ASC 470-20 Debt with Conversions and Other Options. The fair value of the beneficial conversion feature is calculated using the intrinsic value method at the time of issuance or commitment date. The company records a debt discount for the calculated value, which is amortized over the debt term.

In December, 2011, the Company issued 18,247,619 common shares on conversion of $101,000 in loan principal and 36,231,884 common shares for $250,000 in consulting fees. In conjunction with the HOTI acquisition agreement, Élan Health Services, Inc. was issued proportionate shares to maintain 60% ownership in the Company.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS

In March, 2012, the Company issued 16,882,035 common shares on conversion of $110,000 in loan principal. In conjunction with the HOTI acquisition agreement, Élan Health Services, Inc. was issued proportionate shares to maintain 60% ownership in the Company.

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, The Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 48,037,610 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 48,037,610 shares held by it immediately, and then would credit the balance of 30,217,390 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.0155 per share, or a total of $468,370, which has been recorded as “Stock Receivable” on the balance sheet.

NOTE 10.  RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its previously issued combined financial statements for the year ended August 31, 2011 to reflect the rescission of its subsidiary Organ Transport Systems, Inc. (“OTS”) in March 2012 (See Note 9). The rescission of OTS resulted in restatements of its previously reported combined financial statements as of and for the year ended August 31, 2011.

The rescission resulted in the removal of all OTS transactions from The Company’s current financial statements for the quarter ending February 29, 2012. The rescission also resulting in a restatement in The Company’s audited financial statements for the year August 31, 2011.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

The effect of the restatements on our consolidated balance sheet as of August 31, 2011 is as follows:

	As previously Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$ 38,320	$ (16,348)	$ 21,972
Prepaid expenses	12,396	(11,396)	1,000
Total current assets	50,716	(27,744)	22,972
Property, plant and equipment (net of accumulated
depreciation of $76,557 and $73,233 respectively)	2,558	(2,558)	-
Deferred loan costs, net of accumulated amortization of $800 and $0	4,700	-	4,700
Patents	363,561	(100,908)	262,653
Total assets	$ 421,535	$ (131,210)	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 585,240	$ (578,195)	$ 7,045
Accrued salaries	393,821	(393,821)	-
Notes payable - net of debt discount of $128,422 and $0	1,827,868	(1,763,290)	64,578
Accrued interest	216,389	(206,425)	9,964
Total current liabilities	3,023,318	(2,941,731)	81,587
Long-term notes payable, net of debt discount of $909,507 and $0	499,072	(499,072)	-
Total liabilities	3,522,390	(3,440,803)	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 140,080,039 and 18,717,740 shares
issued and outstanding	140,080	(78,255)	61,825
Additional paid in capital	26,535,284	(23,446,846)	3,088,438
Deferred equity	(1,680,000)	-	(1,680,000)
Deficit accumulated during the development stage	(28,096,219)	26,834,694	(1,261,525)
Total stockholders' equity (deficit)	(3,100,855)	3,309,593	208,738
Total liabilities and stockholders' equity	$ 421,535	$ (131,210)	$ 290,325

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

The effect of the restatements on our consolidated statement of operations for the three months ended February 28, 2011 is as follows:

	As previously Reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	181,607	(181,607)	-
Professional fees	18,588	(18,588)	-
Travel and entertainment	784	(784)	-
Rent	17,091	(17,091)	-
Insurance	558	(558)	-
Telephone and internet	1,566	(1,566)	-
Contract labor	-	-	-
General and administrative	457	(457)	-
Depreciation and amortization expense	826	(826)	-
Dues and subscriptions	49	(49)	-
Repairs and maintenance	600	(600)	-
Loss from operations	(222,126)	222,126	-
OTHER INCOME (EXPENSE)
Reorganization	-	4,421	4,421
Interest, net	(71,780)	71,780	-

Net loss	$ (293,906)	$ 298,327	$ 4,421

Net loss per share (basic and diluted)	N/A	N/A	$ 0.00

Weighted average number of shares outstanding during the period-basis and diluted	N/A	N/A	60,865,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

The effect of the restatements on our consolidated statement of operations for the six months ended February 28, 2011 is as follows:

	As previously Reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	375,125	(375,125)	-
Professional fees	38,271	(38,271)	-
Travel and entertainment	1,861	(1,861)	-
Rent	34,860	(34,860)	-
Insurance	6,591	(6,591)	-
Office expense	1,197	(1,197)	-
Telephone and internet	3,226	(3,226)	-
Contract labor	-	-	-
General and administrative	1,285	(788)	497
Depreciation and amortization expense	1,679	(1,679)	-
Dues and subscriptions	482	(482)	-
Repairs and maintenance	741	(741)	-
Loss from operations	(465,318)	464,821	(497)
OTHER INCOME (EXPENSE)
Reorganization	-	-	-
Interest, net	(71,780)	71,405	(375)

Net loss	$ (537,098)	$ 536,226	$ (872)

Net loss per share (basic and diluted)	N/A	N/A	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	N/A	N/A	56,469,725

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

The effect of the restatements on our consolidated statement of cash flows for the six months ended February 28, 2011 is as follows:

	As previously Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (570,226)	$ 569,354	$ (872)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	1,679	(1,679)	-
Changes in certain operating assets and liabilities
Interest accrued on notes payable	104,377	(104,002)	375
Increase in accounts payable
and accrued expenses	76,745	(138,682)	(61,937)
Increase in accrued salaries	350,749	(350,749)	-
Net cash used by operating activities	(36,676)	(25,758)	(62,434)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	-
Investment in patents	(25,157)	25,157	-
Net cash used by investing activities	(25,157)	25,157	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-
Proceeds from notes payable	55,535	(30,535)	25,000
Related party advances	-	(120,012)	(120,012)
Reorganization	-	156,430	156,430
Net cash provided by financing activities	55,535	5,883	61,418
Net increase (decrease) in cash	(6,298)	5,282	(1,016)
Cash and equivalents, beginning of period	17,647	-	1,016
Cash and equivalents, end of period	$ 11,349	$ 5,282	$ -
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to warrants	$ -	$ -	$ -
Notes payable converted to common stock	$ -	$ -	$ -
Liabilities converted to notes payable	$ 1,400,750	$ -	$ -
Accrued interest converted to notes payable	$ 139,871	$ -	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

The effect of the restatements on our consolidated statement of stockholders’ equity for the years ended August 31, 2011 and 2010, and period from September 24, 1998 (inception) to August 31, 2009 is as follows:

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - August 31, 2009	18,560,770	18,561	19,880,631	-	(22,060,049)	(2,160,857)
Removing common stock issued for services	(6,694,050)	(6,694)	(8,867,518)	-	-	(8,874,212)
Removing converted notes payable to common stock	(995,510)	(996)	(558,705)	-	-	(559,701)
Removing common stock issued for warrants	(1,346,390)	(1,346)	(138,057)	-	-	(139,403)
Removing common stock issued for cash	(9,524,820)	(9,525)	(10,316,351)	-	-	(10,325,876)
Common stock issued for cash	52,170,000	52,170	-	-	-	52,170
Contributions-noncash expenses	-	-	141,880	-	-	141,880
Restated net loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	22,060,049	22,060,049
Net Loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)

Balance - August 31, 2010	18,717,740	18,718	22,486,653	-	(25,561,699)	(3,056,328)
Removing common stock issued for cash	(84,000)	(84)	(125,845)	-	-	(125,929)
Removing warrants exercised	(72,970)	(73)	(23,786)	-	-	(23,859)
Restated net loss for the year ended August 31, 2010	-	-	-	-	3,501,650	3,501,650
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Removing common stock issued for services	(6,694,050)	(6,694)	(8,867,518)	-	-	(8,874,212)
Removing converted notes payable to common stock	(995,510)	(996)	(558,705)	-	-	(559,701)
Removing common stock issued for warrants	(1,346,390)	(1,346)	(138,057)	-	-	(139,403)
Removing common stock issued for cash	(9,524,820)	(9,525)	(10,316,351)	-	-	(10,325,876)
Common stock issued for cash	52,170,000	52,170	-	-	-	52,170
Contributions-noncash expenses	-	-	141,880	-	-	141,880
Restated net loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	22,060,049	22,060,049
Net Loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2010 (restated)	52,170,000	52,170	2,598,271	-	(363,081)	2,287,360
		22
ALLEZOE MEDICAL HOLDINGS, INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 29, 2012 (UNAUDITED)
Balance - August 31, 2011	140,080,039	$ 140,080	$ 26,535,284	$ (1,680,000)	$(28,096,219)	$ (3,100,855)
Removing recapitalization - OTS acquisition February 18, 2011	(111,707,260)	(111,707)	111,707	-	-	-
Removing common stock issued for cash	(84,000)	(84)	(125,845)	-	-	(125,929)
Removing warrants exercised	(72,970)	(73)	(23,786)	-	-	(23,859)
Removing conversion of notes payable for warrants	-	-	(94,477)			(94,477)
Restated net loss for the year ended August 31, 2010	-	-	-	-	3,501,650	3,501,650
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Removing common stock issued for services	(6,694,050)	(6,694)	(8,867,518)	-	-	(8,874,212)
Removing converted notes payable to common stock	(995,510)	(996)	(558,705)	-	-	(559,701)
Removing common stock issued for warrants	(1,346,390)	(1,346)	(138,057)	-	-	(139,403)
Removing common stock issued for cash	(9,524,820)	(9,525)	(10,316,351)	-	-	(10,325,876)
Common stock issued for cash	52,170,000	52,170	-	-	-	52,170
Contributions-noncash expenses	-	-	141,880	-	-	141,880
Removed stock warrants issued for services	-	-	(2,349,314)	-	-	(2,349,314)
Removed Issuance of notes payable-beneficial conversion feature	-	-	(1,226,380)	-	-	(1,226,380)
Restated net loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	22,060,049	22,060,049
Net Loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Restated Net loss for the year ended August 31, 2011	-	-	-	-	2,534,520	2,534,520
Net loss for the year ended August 31, 2011	-	-	-	-	(898,444)	(898,444)
Balance - August 31, 2011 (restated)	61,825,039	61,825	3,088,438	(1,680,000)	(1,261,525)	208,738

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the six months ended February 29, 2012 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.

The Company was organized for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the acquisition of Organ Transport Systems, Inc. As a result of that acquisition, our market direction changed to medical device development and marketing.

We formed a wholly-owned subsidiary, SureScreen Medical, Inc., in October, 2011 through which we have entered into a licensing agreement with AVM Licensing Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papilloma Virus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

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

Prominent figures, most recently two U.S. Presidential candidates, have taken firm (and opposing) public stances, further highlighting the ongoing controversy about the HPV vaccine. For other reasons, including the vaccine's cost and the inconvenience of it being administered over a number of visits, many patients don't actually complete the series. Last year only 32 percent of teenage girls nationwide received all three shots needed to prevent HPV infection. While popular, HPV vaccines do not treat existing HPV infections or HPV-associated diseases. Nor does the vaccine completely protect from all strains of HPV. Merck's Gardisil® vaccine prevents 70% of virally-caused cervical cancer but may only have limited effect against the other strains. The technology, equipment, and procedures SureScreen ™ has announced are comprehensive in that a light-based exam identifies cells damaged by all known strains of HPV -- with 98% accuracy, in a single visit, and at low cost. For those who receive the vaccine, our new technology serves as a natural complement, screening for HPV-related damage that occurred in the window before the vaccine was administered. SureScreen ™ will see the technology, developed by Aequorea Vision Medical, through regulatory approvals and clearances, to be followed by a broad market release .

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

Under the terms of the Acquisition Agreement, the Company acquired 100 percent of the issued and outstanding shares of OTS from its sole shareholder, Healthcare of Today, Inc., in exchange for the issuance of 78,255,000 common shares of the Company representing sixty (60) percent of the resulting issued and outstanding common shares of the Company on a fully diluted basis (the “Share Exchange”), which shares will thereafter be non-dilutable and will always maintain a sixty (60) percent ownership in the Company. All outstanding liabilities of the Company have been discharged, paid or converted into equity at closing and the existing mining operations of the Company were transferred at closing to Executor Capital, Inc., a Belize corporation, for the assumption of all such liabilities. The current officers and directors of the Company also resigned at Closing and the name of the Company also was  changed to Allezoe Medical Holdings, Inc., to reflect its new business direction, and the trading symbol for its common stock was changed to "ALZM."

Effective March 19, 2012, the Company rescinded the acquisition of OTS due to the unexpected and unanticipated delays and increased costs to develop the technology of OTS and the uncertainty whether the technology could ever be commercially developed. Under the terms of the rescission, we transferred the stock in OTS back to Healthcare of Today in return for all of the shares we had issued to Healthcare of Today at the time of the acquisition, a total of 78,255,000 common shares. However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 48,037,610 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 48,037,610 shares held by it immediately, and then would credit the balance of 30,217,390 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.0155 per share, or a total of $468,370, which has been recorded as “Stock Receivable” on the balance sheet.

As part of the rescission, Healthcare of Today also guaranteed repayment of a total of $   in funds we had advanced to OTS during the period it was a subsidiary, as well as the assumption by OTS of the debt in the total amount of $2,    to its offices for past compensation, which had been assumed by us as part of the original acquisition of OTS.  This guarantee was secured by a pledge of the stock of OTS.

The Business

We are a development stage enterprise as defined in FASB Accounting Standards Codification (“ASC”) Topic 915-10, Development Stage Enterprises (formerly Statement of Financial Accounting Standards, No. 7, Accounting and Reporting by Development Stage Enterprises), with a limited operating history. We now operate as one reportable segment.

SureScreen Medical, Inc., has entered into a licensing agreement with AVM Licensing Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papilloma Virus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

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

Prominent figures, most recently two U.S. Presidential candidates, have taken firm (and opposing) public stances, further highlighting the ongoing controversy about the HPV vaccine. For other reasons, including the vaccine's cost and the inconvenience of it being administered over a number of visits, many patients don't actually complete the series. Last year only 32 percent of teenage girls nationwide received all three shots needed to prevent HPV infection. While popular, HPV vaccines do not treat existing HPV infections or HPV-associated diseases. Nor does the vaccine completely protect from all strains of HPV. Merck's Gardisil® vaccine prevents 70% of virally-caused cervical cancer but may only have limited effect against the other strains. The technology, equipment, and procedures SureScreen ™ has announced are comprehensive in that a light-based exam identifies cells damaged by all known strains of HPV -- with 98% accuracy, in a single visit, and at low cost. For those who receive the vaccine, our new technology serves as a natural complement, screening for HPV-related damage that occurred in the window before the vaccine was administered. SureScreen ™ will see the technology, developed by Aequorea Vision Medical, through regulatory approvals and clearances, to be followed by a broad market release

We have entered into an Acquisition Agreement (the "Acquisition Agreement") with Élan Health Services, Inc. (the "Seller"), dated as of December 28, 2011, pursuant to which we will acquire BioCube, Inc., a Nevada corporation (“BioCube”), which will then become our wholly-owned subsidiary.  Our Board of Directors approved this Acquisition Agreement at a meeting held on January 5, 2012. BioCube was formed as the first step in the proposed spin-off of the operating business of BioCube, Inc., a Delaware corporation whose shares are traded on the OTC Bulletin Board under the symbol “BICB”.  Élan Health Services, Inc., which is the majority holder of our common stock and also holds the right to receive additional common shares equal to 60 percent of any common shares issued to other parties to maintain its majority position, entered into a separate acquisition agreement with BICB under which BICB agreed to transfer its operating business, free of all debt, to BioCube, Inc., the Nevada corporation, following which Élan Health Services will then acquire BioCube, Inc. from BICB. The various transactions involved in the acquisition are expected to close in the next 30 days.

BICB is a development stage company which plans to research, design, manufacture, market and distribute an environmentally safe decontamination system, utilizing an aerosol-based delivery method with its Russian research partners. BioCube also entered into a licensing agreement with Battelle Memorial Institute of Richland, Washington, to sub-license technology contained in certain rights of Batelle in patents relating to micro-aerosol based decontamination methods, which are complimentary to the technology of BioCube. This system has demonstrated effective results in handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds. On October 14, 2011, BICB was notified that the license arrangement with Batelle for the technology underlying the decontamination unit had been terminated for non-payment, which has disrupted BioCube’s business plan for lack of operating capital. A condition to the closing of the acquisition is satisfactory discussions with the licensor to reinstate the license.

Hospitals struggle with the control of infectious diseases and continue to look for effective, environmentally friendly and cost-effective means of dealing with this pervasive problem. Through the proposed acquisition, we intend to focus on this existing market need for decontamination of patient rooms, operating theaters, medical equipment and furniture, which exists in over 5,000 hospitals and nearly 1 million beds in the U.S. healthcare system, as well as the many other uses of a similar decontamination solution.

Through our new subsidiary, BioCube, Inc., we will focus on the following target markets:

-- Healthcare (hospital, nursing homes)

-- Travel (airplanes, cruise ships, mobile homes)

-- Mold remediation

-- Schools

-- Animal farming

-- Agriculture

This decontamination technology holds significant promise as a long-term solution to a global problem. Our objective will this acquisition will be to help create an effective technology that will allow for rapid, inexpensive and environmentally safe remediation of buildings that have been contaminated by a biological agent, thus allowing a speedy return to a state of normalcy.

As part of the Acquisition Agreement, we will issue 100,000 shares of a new class of preferred stock, designated as Series A Convertible Preferred Stock, which will be a voting, convertible preferred stock (i) having at all times the right to cast votes in all matters in which the holders of common stock of ALZM are entitled to vote, equal to 51% of the total vote of all classes of stock from time to time outstanding; (ii) convertible into common stock of ALZM equal to 51 percent of the resulting total common shares issued and outstanding on a fully diluted basis at the election of the holder or holders at any time after one year from the closing of the transactions contemplated in this Agreement; and (iii) having a liquidation preference equal to 51 percent of the assets available on a liquidation distribution over the ALZM Common Shares.

As of August 31, 2011 and February 29, 2012, we had not generated any revenue. We have incurred net losses in each year since our inception. As of February 29, 2012, we had a deficit accumulated during the development stage of $3.29 million. We expect our losses to increase as we continue our development activities and expand our commercialization activities. To date, we have funded our cash requirements primarily with proceeds from the sale of equity securities and from equipment financings. To the extent our cash, cash equivalents and investments, including the net proceeds from this offering, are insufficient to fund our future cash requirements, we may be required to raise additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of, delay or eliminate some or all of, our planned development and commercialization activities, which could materially harm our business.

Plan of Operation

We are a development stage company which plans to enter into the business of providing hospitals, transplant centers and physicians with advanced medical devices and de-sanitizing products, through wholly-owned subsidiaries SureScreen Medical, Inc. and the to-be-acquired BioCube, Inc.

Employees

We currently have two employees, both of whom work for SureScreen. SureScreen expects to utilize a significant number of outside vendors and consultants to facilitate its product development, research and regulatory affairs.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $46,270 from $38,320 at August 31, 2011 to $152,693 at February 29, 2012. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

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

We received loan proceeds of $260,000 in November of 2011 from Magna Group, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion.  In November, 2011, Magna Group, LLC issued three notices of conversion totaling $160,000. In December, 2011, Magna Group, LLC issued two notices of conversion totaling $100,000. We accrued interest of $2,180 on this note as of February 29, 2012.

We received loan proceeds of $50,000 in November of 2011 from Hanover Holdings, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 50 percent of the lowest trading price for our common stock for the ten trading days prior to the notice of conversion.  We accrued interest of $1,160 on this note as of February 29, 2012.

We received loan proceeds of $32,500 in November of 2011 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 58 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $1,054 on this note as of February 29, 2012.

We received loan proceeds of $50,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion. We accrued interest of $921 on this note as of February 29, 2012.

We received loan proceeds of $20,000 in January of 2012 from Common Stock, LLC, an unrelated third party, due October 31, 2012 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $135 on this note as of February 29, 2012.

We received loan proceeds of $195,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion.  In January and February, 2012, Magna Group, LLC issued three notices of conversion totaling $195,000. We accrued interest of $3,735 on this note as of February 29, 2012.

We received loan proceeds of $40,000 in January of 2012 from Asher Enterprises, LLC, an unrelated third party, due October 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In February, 2012 Asher Enterprises, LLC issued two notices of conversion totaling $28,000. We accrued interest of $612 on this note as of February 29, 2012.

We received loan proceeds of $50,000 in January of 2012 from Panache Capital, LLC, an unrelated third party, due January 10, 2013 at 10 percent interest. The note is convertible into common stock at a price equal to 75 percent of the five lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $635 on this note as of February 29, 2012.

We received loan proceeds of $65,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion.  In February, 2012, Magna Group, LLC issued one notice of conversion totaling $65,000.

We received loan proceeds of $97,500 in January of 2012 from Panache Capital, LLC, an unrelated third party, due January 10, 2013 at 10 percent interest. The note is convertible into common stock at a price equal to 75 percent of the five lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In January and February, 2012 Panache Capital, LLC issued two notices of conversion totaling $97,500. We accrued interest of $280 on this note as of February 29, 2012.

We received loan proceeds of $40,000 in February of 2012 from Asher Enterprises, LLC, an unrelated third party, due November 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $351 on this note as of February 29, 2012.

We received loan proceeds of $322,785 in February of 2012 from ICG USA, LLC, an unrelated third party, due February 14, 2013 at 6 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In February, 2012 ICG USA, LLC issued two notices of conversion totaling $147,595. We accrued interest of $566 on this note as of February 29, 2012.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the HPV technology to market. We expect to do so in 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees., other than promissory notes issued in payment of accrued salaries.

The following is a summary of notes payable at February 29, 2012 and August 31, 2011:

Description	February 29, 2012	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less $44,736 for conversion.	-	8,264
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $44,000 Note less $35,235 for conversion.	-	4,765
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature October 23, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	40,000	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less $100,000 for conversion.	-	40,815

Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less $1,000 from conversion and a discount of $23,333 for conversion.	25,667	-
Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Panache Group
Convertible notes payable to The Panache Group. The note accrues interest at 10% per annum and mature January 10, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less $40,000 from conversion and a discount of $60,000 for conversion.	7,595	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less discount of $100,000 for conversion.	7,594	-
Common Stock LLC
Convertible notes payable to The Magna Group. The note accrues interest at 6% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Total	200,022	53,844
Less: current portion	200,022	-
Long-term debt	$ -	$ 53,844

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

As a result of the reverse merger with Organ Transport Services, Inc. on February 18, 2010, the former mining development activities of the Company have been terminated and all of the related assets and liabilities have been disposed of. Our operations and financial statements have been restated retroactively as the results of operations of Organ Transport Services, Inc., as the successor entity. There have been no material changes in the operations or assets of Organ Transport Systems, Inc. since the end of the fiscal year August 31, 2011, except that the financial statements of Organ Transport, Inc. have been restated to August 31, to accommodate the change in fiscal year to that of the Company. Operating expenses were significantly increased in the six months ended February 29, 2012 compared to February 298, 2011 due primarily to additional consulting costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at February 29, 2012. Élan Health Services, Inc., Inc. holds 51 percent of our common stock which, by agreement is non-dilutive. Therefore, if common shares are issued for any reason to a third party, additional common shares also will be issued to Élan Health Services, Inc. so that it always maintains up to a 60 percent ownership of our common shares.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of February 29, 2012. Our shares are traded on the OTCBB under the symbol ALZM. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other medical device companies which our shareholders consider similar to ours;

●	the progress with FDA approval of the HPV technology, and

●	other events which we have no control over.

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

Trends

We are in the development stage, have not generated any revenue and have no prospects of generating any revenue until we have obtained FDA approval of our HPV product. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K filed with the SEC for the year ended August 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of February 29, 2012 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of February 29, 2012, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended February 29, 2012, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●

As of February 29, 2012, we did not have an audit committee which complies with the requirements of an audit committee since it did not have an independent “financial expert” on the committee. Even though we have a Code of Ethics it does not emphasize fraud and methods to avoid it.   On July 6, 2011, we adopted an Audit Committee Charter and appointed an Audit Committee of independent directors, and also amended our Code of Ethics to include fraud issues and methods to avoid it. Due to our small size, a whistleblower policy is not necessary.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named as a party to a declaratory judgment action in Texas seeking a declaration that certain shares of the company issued in the acquisition of OTS from Healthcare of Today, Inc. (since rescinded for unrelated reasons) “belong” to the former shareholder of OTS who filed the action.  No actual damages are sought and the case appears to be moot.  Management does not believe that the litigation poses any material risk to the Company.

ITEM 1A RISK FACTORS

The list of risk factors contained in our Annual Report on Form 10-K for the year ended August 31, 2011, under Part 1 ITEM 1A, Risk Factors, are incorporated by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2011, we issued a total of 391,304 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 234,782 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In October, 2011, we issued a total of 4,000,000 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 2,400,000 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In November, 2011, we issued a total of 16,388,473 common shares to Magna Group, LLC on three conversions totaling $160,000 in principal amount of loans, at a price equal to $0.01875, $0.01035, and $0.00675 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 9,831,884 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In December, 2011, we issued a total of 18,247,619 common shares to Magna Group, LLC on two conversions totaling $101,000 in principal amount of loans, at a price equal to $0.0042 and $.0075 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 10,948,570 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In December, 2011, we issued a total of 36,231,884 common shares to Centurion Private Equity, LLC for consulting expenses at $0.0069 per share and also issued 21,739,130 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In January, 2012, we issued a total of 12,985,556 common shares to Magna Group, LLC on two conversions totaling $125,000 in principal amount of loans, at a price equal to $0.0112 and $0.0083 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 7,770,991 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In January, 2012, we issued a total of 4,507,629 common shares to Panache, LLC on a conversion totaling $48,750 in principal amount of loans, at a price equal to $0.0108 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 2,704,577 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In January, 2012, we issued a total of 9,862,931 common shares to Asher on four conversions totaling $68,000 in principal amount of loans, at a price equal to $0.0092, $0.0076, $0.0071, $0.0061 and $0.0058 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 3,596,688 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In February, 2012, we issued a total of 4,932,402 common shares to Asher on two conversions totaling $25,000 in principal amount of loans, at a price equal to $0.0058 and $0.0045 per share, representing 75 percent of the low price for the shares during a three day trading period.

In February, 2012, we issued a total of 11,666,667 common shares to Magna Group, LLC on a conversion totaling $70,000 in principal amount of loans, at a price equal to $0.0060 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 7,000,000 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In February, 2012, we issued a total of 20,405,837 common shares to ICG USA LLC on two conversions totaling $147,595 in principal amount of loans, at a price equal to $0.0080 and $0.0057 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 12,243,502 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In February, 2012, we issued a total of 16,118,083 common shares to Crystal Falls on three conversions totaling $88,000 in principal amount of loans, at a price equal to $0.0048, $0.0079 and $0.0072 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 7,448,276 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In February, 2012, we issued a total of 6,040,893 common shares to Panache, LLC on a conversion totaling $48,750 in principal amount of loans, at a price equal to $0.0081 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 3,624,536 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In March, 2012, we issued a total of 1,971,014 common shares to Asher on a conversion totaling $13,000 in principal amount of loans, at a price equal to $0.0066 per share, representing 75 percent of the low price for the shares during a three day trading period.

In March, 2012, we issued a total of 14,750,209 common shares to ICG USA LLC on two conversions totaling $82,019 in principal amount of loans, at a price equal to $0.0056 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 8,850,125 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In April, 2012, we issued a total of 6,035,714 common shares to Asher on two conversions totaling $32,500 in principal amount of loans, at a price equal to $0.0056 per share, representing 75 percent of the low price for the shares during a three day trading period.

As a result of the issue of these shares, we now have a total of 373,933,918 common shares issued and outstanding as of April 16, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

On March 2, 2012, the Audit Committee of our Board of Directors met to consider whether reported activities of an officer and director of the Company could represent a breach or violation of our Code of Ethics, our Guidelines for Corporate Governance or applicable provisions of the Sarbanes-Oxley Act.  Under our Code of Ethics and our Guidelines for Corporate Governance, the Audit Committee of the Board of Directors is charged with implanting, reviewing, investigating and, where appropriate, recommending action concerning possible improper or inappropriate conduct.

Corporate legal counsel provided information to the Audit Committee regarding a lawsuit that has been filed naming Allezoe Medical Holdings, Inc. (“the Company”), among others, as a defendant, as well as the to-date findings of Counsel’s investigation into the matter.  The documents filed in that action include an affidavit from Hyman White, a member of our Board of Directors and corporate Secretary, which Mr. White provided in support of the plaintiff’s claims against the Company. Mr. White apparently prepared and provided this affidavit himself, in consultation with plaintiff and plaintiff’s legal counsel, and possibly other senior management of Organ Transport Systems, Inc., but without prior disclosure to or consent from management, the Board of Directors or legal counsel for the Company. This appears to be a breach of Mr. White’s fiduciary obligation to the Company and his duties and responsibilities under our Code of Ethics and Guidelines for Corporate Governance. This conduct also may constitute a violation of his agreed undertaking and obligation to the Company, as a publicly reporting and trading company, to act in good faith and without conflicts of interest. The basis of the lawsuit, although not very clear, appears to relate to a promissory note issued by Healthcare of Today, Inc. to the plaintiff in the case, which note is identical with a promissory note issued to Mr. White and to other officers and directors of Organ Transport Systems, Inc. at the same time by Healthcare of Today, Inc. It also appears that statements made by Mr. White in his affidavit appear to be knowingly false and adverse to the interests of the Company.

In addition to the apparent ethical violations, breach of fiduciary duty and violation of the Guidelines for Corporate Governance, it appears that Mr. White’s conduct could also constitute a violation of federal and state securities laws, including the Sarbanes-Oxley Act.  To the extent that the Audit Committee receives evidence or concludes that the latter is the case, then that evidence and the related facts would have to be forwarded to the appropriate authorities for consideration of any further action they may wish to take.

After discussion, the Audit Committee unanimously voted to institute an investigation to determine whether Mr. White, or any other officer, director or employee of the Company or of a subsidiary of the Company, breached his fiduciary duty to the Company, violated the Sarbanes-Oxley Act or applicable state or federal securities laws, our Code of Ethics or our Guidelines for Corporate Conduct.  The Audit Committee further determined that the investigation will also include ascertaining the facts relating to an earlier attempt to bind the Company to onerous employment contracts, with expensive and unwarranted “golden parachute” provisions for Mr. White and other management of Organ Transport Systems, Inc. then serving also as officers or directors of the Company; the potential use of corporate funds other than for the best interests of the Company and its subsidiaries and their businesses; the possible disclosure of corporate information to unauthorized third parties, including former creditors or shareholders of OTS, stock marketing entities, blog sites and similar stock promoters and manipulators;  and whether, in the context of the pending litigation against the Company, Mr. White and/or other officer(s) or directors of OTS breached a fiduciary duty owed to the Company or OTS by instigating, promoting, or aiding and abetting the filing and prosecution of the lawsuit for Mr. White’s own personal benefit or the personal benefit of other officers or directors of OTS.

The lawsuit in question appears to seek a “declaration” that the former shareholders of Organ Transport Systems, Inc., who sold their stock to Healthcare of Today, Inc., an unaffiliated private company, on June 30, 2010 in exchange for common shares and promissory notes of Healthcare of Today, Inc., should now be considered shareholders of the Company.  No damages are claimed.

The basis for this unusual claim is not clear, but seems to be based on the fact that Healthcare of Today, Inc. later (February, 2011) transferred the shares of OTS it acquired from the OTS shareholders in June 2010, to the Company, as a result of which OTS became or wholly-owned subsidiary.  No damages or other claims are asserted against the Company and the action seems to be focused on gaining control of the shares of the Company received by Healthcare of Today, Inc. in February, 2011.  The promissory notes issued to the plaintiff in the case, as well as to Mr. White and the other senior management of OTS, as former shareholders of OTS, do not appear to be in default and Healthcare of Today, Inc., which is also a named defendant in the lawsuit, reports that it has not received a required notice of default under any of the promissory notes.  The promissory notes also contain a mandatory, binding arbitration provision for any disputes arising under the notes.

We have retained legal counsel to represent the Company in this litigation, and caused the state court action to be removed to the US District Court for the Eastern District of Texas.  Furthermore, as already announced, we determined that the cost and delay in bringing the OTS medical device technology to market as well as the detriment to our other promising technologies, made it advisable to rescind the acquisition transaction with Healthcare of Today, Inc. under which we acquired OTS as a subsidiary in February 2011, and that rescission has been completed.  Consequently, we have no further or continuing ownership or other interest in OTS, which has been returned to its former status as a wholly-owned subsidiary of Healthcare of Today, Inc. That would appear to make the issues raised in the litigation moot as to the Company.  In any event, since no actual claims have been asserted against the Company in the action, we do not believe there is a significant or material risk of exposure from this action to any liability.

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

ALLEZOE MEDICAL HOLDINGS, INC.

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

/s/JOHN BURKE
John Burke
Principal Accounting Officer

Dated: April 23, 2012                                                        38