Form 10-K/A
period 2011-08-31
Allezoe Medical Holdings Inc
filed 2012-07-11
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

☒ YES        ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, August 31, 2011 was $35,240,272.

There were 61,825,039 shares of the Registrant’s $.001 par value common stock outstanding as of December 2, 2011.

EXPLANATORY NOTE

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to rescind the February 18, 2011 OTS transaction and to present financial statements of the Company as if the transaction never occurred. Accordingly, the financial statements contained in this Report for the year ended August 31, 2010 are the original audited financial statements for Stanford Management Ltd., the predecessor by name change to Allezoe Medical Holdings, Inc., as originally reported in the Form 10-K current report for the year ended August 21, 2010 filed with the SEC on November 4, 2010.

Table of Contents

ALLEZOE MEDICAL HOLDINGS, INC.

FORM 10-K/A

i

ALLEZOE MEDICAL HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K/A, as well as the risk factors included in this Form 10-K/A under Item 1A.

PART I

ITEM 1.	BUSINESS

Allezoe Medical Holdings, Inc. (the “Company” or “ALZM”) is a development stage company. The Company was organized under the laws of the State of Delaware as Stanford Management Ltd., on September 24, 1998.  We formed our Company for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in The Company moving into the medical device industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to rescind the February 18, 2011 OTS transaction and to present financial statements of the Company as if the transaction never occurred.

Current Business of the Company

We are a development stage company in the business of medical technology development and marketing.  Our business is, and will be, operated through subsidiary corporations.

We have recently formed a wholly-owned subsidiary, SureScreen Medical, Inc., through which we have entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

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

Risks Relating To Our Industry

There is substantial competition in the medical technology industry.  Existing and new competitors may continue to improve their products and to introduce new products with competitive price and performance characteristics.   Our competitors have the advantage of established relationships within the industry and they may be more highly capitalized.  In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

The medical technology industry is a highly regulated industry and there is no guarantee that we will be able to meet the initial regulatory requirements to market our products, or, if obtained, to continue to meet those regulatory requirements.

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

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Lin-Han Century Corp. owns approximately 21 percent of our common stock.  As a result, all of our officers and directors may be elected by Lin-Han Century Corp. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Common Stock

As of December 2, 2011 there were approximately 71 record holders of our common stock with 61,825,039 shares issued and outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K/A and in “Item 1 - Our Business”.

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

The Company was organized for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in The Company moving into the medical technology industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to rescind the February 18, 2011 OTS transaction and to present financial statements of the Company as if the transaction never occurred.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $20,957 from $1,015 at August 31, 2010 to $21,972 at August 31, 2011. During 2011, our primary sources of cash were cash provided by borrowings under notes payable issuances. Our primary uses of cash were for operating activities.

2011 and 2010 Operating, Investing, and Financing Activities

Operating activities in 2011 and 2010 used $616,797 and $7,303 of cash flow, respectively. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash outflows are largely attributable to recurring expenditures for labor and other activities. For the years ended August 31, 2011 and 2010, we reported net losses of $2,475,744 and $22,365, respectively.

Changes in the components of our working capital, impact cash flow from operating activities. During 2011, our loan receivable balance increased $257,653. During 2011, accrued interest on notes payable increased $9,964, contributing favorably to our net cash flows from operating activities. Changes in accounts payable and accrued expenses, and other current and non-current liabilities also impact our cash flow from operating activities. During 2011, our accounts payable and accrued expenses decreased $124,223 negatively impacting our net cash provided by operating activities. During 2010, our accounts payable and accrued expenses increased $2,462, contributing favorably to our net cash provided by operating activities.

Financing activities provided $637,754 and $5,697 of cash during 2011 and 2010, respectively.

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

See ITEM 8. “FINANCIAL STATEMENTS, Note 7 – “Notes Payable” for additional information regarding our outstanding debt.

Year 2012 Cash Requirements and Potential Sources of Liquidity

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding. We expect to do so in 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

12

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

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees.

The following is a summary of notes payable at August 31, 2011 and 2010:

Description	August 31, 2011	August 31, 2010
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $35,917 for conversion.	17,083	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $33,320 for conversion.	6,680	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $59,185 for conversion.	40,815	-
Total	64,578	-
Less: current portion	-	-
Long-term debt	$ 64,578	$ -

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations for the Years Ended August 31, 2011 and 2010.

For the years ended August 31, 2011 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $2,838,825.  For the years ended August 31, 2011 and 2010, the Company had net losses of $2,475,744 and $22,365, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended August 31, 2011 and 2010, we incurred operating expenses of $2,313,997 and $22,365, respectively.

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

Allezoe Medical Holdings, Inc.
(A Development Stage Company)

Financial Statements

August 31, 2011 and 2010

CONTENTS

Page(s)

Reports of Independent Registered Certified Public Accounting Firms	16

Balance Sheets - As of August 31, 2011 and 2010	18

Statements of Operations -	19
For the years ended August 31, 2011 and 2010
and the period from September 24, 1998 (inception)
through August 31, 2011

Statement of Stockholders’ Equity (Deficit)	20
For the years ended August 31, 2011 and 2010
and the period from September 24, 1998 (inception)
through August 31, 2009

Statements of Cash Flows -	21
For the years ended August 31, 2011 and 2010
and the period from September 24, 1998 (inception)
through August 31, 2011

Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Allezoe Medical Holdings, Inc.

We have audited the accompanying balance sheet of Allezoe Medical Holdings, Inc. (a development stage company) as of August 31, 2011 and the related  statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from September 24, 1998, inception, to August 31, 2011. Allezoe Medical Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of Allezoe Medical Holdings, Inc. for the year ended August 31, 2010 and for the period from September 24, 1998, inception, to August 31, 2010. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts for the period from September 24, 1998 to August 31, 2010 included in the cumulative totals, is based solely upon the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allezoe Medical Holdings, Inc. as of August 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from September 24, 1998, inception, to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has no established source of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 3 to the financial statements, the 2011 and 2010 and inception to date financial statements have been restated to rescind a February 18, 2011 transaction in which the Company acquired all of the outstanding shares of Organ Transport Systems, Inc.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

July 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Stanford Management Ltd.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Stanford Management Ltd. (A Pre-Exploration Stage Company) (the Company) at August 31, 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended and for the period from September 24, 1998 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanford Management Ltd. (a Pre-Exploration Stage Company) as at August 31, 2010, and the results of operations and its cash flows for the year then ended and the period from September 24, 1998 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

October 29, 2010

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2011 (Restated)	August 31, 2010

ASSETS
CURRENT ASSETS
Cash	$ 21,972	$ 1,015
Prepaid expenses	1,000	-
Total current assets	22,972	1,015
Deferred loan costs, net of accumulated amortization of $800 and $0	4,700	-
Loan receivable	257,653	-
Advances to related parties	5,000	-
Total assets	$ 290,325	$ 1,015
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,045	$ 131,268
Advances from related parties	-	26,178
Notes payable - net of debt discount of $128,422 and $0	64,578	-
Accrued interest	9,964	-
Total current liabilities	81,587	157,446
Total liabilities	81,587	157,446
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 61,825,039 and 52,170,000 shares
issued and outstanding	61,825	52,170
Additional paid in capital	4,665,738	154,480
Deferred equity	(1,680,000)	-
Deficit accumulated during the development stage	(2,838,825)	(363,081)
Total stockholders' equity (deficit)	208,738	(156,431)
Total liabilities and stockholders' equity	$ 290,325	$ 1,015

See accompanying notes to financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2011 (Restated)	For the Year Ended August 31, 2010	For the Period from September 24, 1998 (Inception) to August 31, 2011

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	2,053,067	-	2,053,067
Professional fees	189,565	-	279,657
Travel and entertainment	3,110	-	3,110
Insurance	48,559	-	48,559
Office expense	378	-	1,209
Telephone and internet	1,553	-	6,353
General and administrative	13,507	22,365	280,865
Dues and subscriptions	55	-	55
Repairs and maintenance	4,203	-	4,203
Loss from operations	(2,313,997)	(22,365)	(2,677,078)

OTHER INCOME (EXPENSE)
Finance cost	(133,494)	-	(133,494)
Interest, net	(28,253)	-	(28,253)

Net loss	$ (2,475,744)	$ (22,365)	$ (2,838,825)

Net loss per share (basic and diluted)	$ (0.05)	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	53,765,086	52,170,000

See accompanying notes to financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from Inception, September 24, 1998, to August 31, 2011

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance – September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

See accompanying notes to financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended August 31, 2011 (restated)	For the Year Ended August 31, 2010	For the Period from September 24, 1998 (Inception) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,475,744)	$ (22,365)	$ (2,838,825)
Adjustments to reconcile net loss to net
cash used by operations:
Capital contributions-noncash expenses	-	12,600	151,200
Stock based compensation expense	2,080,154	-	2,080,154
Amortization	800	-	800
Amortization of debt discount	150,905	-	150,905
Changes in certain operating assets and liabilities
Interest accrued on notes payable	9,964	-	9,964
Increase in prepaid expenses	(1,000)	-	(1,000)
Loan receivable	(257,653)	-	(257,653)
Increase (decrease) in accounts payable
and accrued expenses	(124,223)	2,462	7,045
Net cash used by operating activities	(616,797)	(7,303)	(697,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	156,432	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	512,500	-	512,500
Related party advances	(31,178)	5,697	(5,000)
Net cash provided by financing activities	637,754	5,697	719,382
Net increase (decrease) in cash	20,957	(1,606)	21,972
Cash and equivalents, beginning of period	1,015	2,621	-
Cash and equivalents, end of period	$ 21,972	$ 1,015	$ 21,972
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash investing and financing activities
Notes payable converted to common stock	$ 458,495	$ -	$ 458,495

See accompanying notes to financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical technology industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to present those solely of the Company, so that the information presented for the fiscal year ended August 31, 2010 is the financial information for Stanford Management Ltd. for the year ended August 31, 2010 as included in the Form 10-K for that period filed with the SEC on November 4, 2010.

Nature of Operations

The Company has recently formed a wholly-owned subsidiary, SureScreen Medical, Inc., through which we have entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to August 31, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

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

NOTE 2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $2,475,744 and net cash used in operations of $616,797 for the year ended August 31, 2011; and negative working capital of $58,615 and an accumulated deficit of $2,838,825 at August 31, 2011.

The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has suffered recurring losses and has no established source of revenue.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements for the year ended August 31, 2011 to reflect the rescission of its subsidiary Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported financial statements as of and for the years ended August 31, 2011 and 2010. The financial statements for August 31, 2010 are consistent with the original August 31, 2010 financials for the original 10-K filed by Stanford Management Ltd. on November 4, 2010.

The effect of the restatements on our balance sheet as of August 31, 2011 is as follows:

	As previously Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$ 38,320	$ (16,348)	$ 21,972
Prepaid expenses	12,396	(11,396)	1,000
Total current assets	50,716	(27,744)	22,972
Property, plant and equipment, net	2,558	(2,558)	-
Deferred loan costs, net	4,700	-	4,700
Patents	363,561	(363,561)	-
Loan receivable	-	257,653	257,653
Advances to related parties	-	5,000	5,000
Total assets	$ 421,535	$ (131,210)	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 585,240	$ (578,195)	$ 7,045
Accrued salaries	393,821	(393,821)	-
Notes payable - net of debt discount	1,827,868	(1,763,290)	64,578
Accrued interest	216,389	(206,425)	9,964
Total current liabilities	3,023,318	(2,941,731)	81,587
Long-term notes payable, net of debt discount	499,072	(499,072)	-
Total liabilities	3,522,390	(3,440,803)	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 61,825,039 issued and outstanding	140,080	(78,255)	61,825
Additional paid in capital	26,535,284	(21,869,546)	4,665,738
Deferred equity	(1,680,000)	-	(1,680,000)
Deficit accumulated during the development stage	(28,096,219)	25,257,394	(2,838,825)
Total stockholders' equity (deficit)	(3,100,855)	3,309,593	208,738
Total liabilities and stockholders' equity	$ 421,535	$ (131,210)	$ 290,325

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our balance sheet as of August 31, 2010 is as follows:

	As previously Reported	Adjustments	Restated[1]
ASSETS
CURRENT ASSETS
Cash	$ 17,647	$ (16,632)	$ 1,015
Prepaid expenses	6,181	(6,181)	-
Total current assets	23,828	(22,813)	1,015
Property, plant and equipment, net	5,667	(5,667)	-
Patents	320,551	(320,551)	-
Total assets	$ 350,046	$ (349,031)	$ 1,015
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 556,926	$ (425,658)	$ 131,268
Accrued salaries	1,257,717	(1,257,717)	-
Notes payable - net of debt discount	129,350	(129,350)	-
Accrued interest	88,242	(88,242)	-
Advances from related parties	-	26,178	26,178
Total current liabilities	2,032,235	(1,874,789)	157,446
Long-term notes payable, net of debt discount	1,374,139	(1,374,139)	-
Total liabilities	3,406,374	(3,248,928)	157,446
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 52,170,000 issued and outstanding	18,718	33,452	52,170
Additional paid in capital	22,486,653	(22,332,173)	154,480
Deficit accumulated during the development stage	(25,561,699)	25,198,618	(363,081)
Total stockholders' equity (deficit)	(3,056,328)	2,899,897	(156,431)
Total liabilities and stockholders' equity	$ 350,046	$ (349,031)	$ 1,015

1 The result of the restatement from the results reported originally in the Form 10-K for the period ended August 31, 2011 is to replace those results with the original audited financial statements for Stanford Management Ltd, the Company’s predecessor by name change, for the period ended August 31, 2010 as reported in the Form 10-K report for the period ended August 31, 2010, filed with the SEC on November 4, 2010.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our statement of operations for the year ended August 31, 2011 is as follows:

	As previously Reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	1,178,409	874,658	2,053,067
Research and development	20,312	(20,312)	-
Professional fees	249,423	(59,858)	189,565
Travel and entertainment	6,335	(3,225)	3,110
Rent	60,723	(60,723)	-
Insurance	56,425	(7,866)	48,559
Office expense	2,739	(2,361)	378
Telephone and internet	6,652	(5,099)	1,553
Miscellaneous	18,165	(18,165)	-
General and administrative	-	13,507	13,507
Depreciation and amortization expense	3,324	(3,324)	-
Dues and subscriptions	937	(882)	55
Repairs and maintenance	5,107	(904)	4,203
Loss from operations	(1,608,551)	(705,446)	(2,313,997)
OTHER INCOME (EXPENSE)
Finance cost	(133,494)	-	(133,494)
Interest, net	(792,475)	764,222	(28,253)

Net loss	$ (2,534,520)	$ 58,776	$ (2,475,744)

Net loss per share (basic and diluted)	(0.03)	N/A	$ (0.05)

Weighted average number of shares outstanding during the period-basis and diluted	94,733,387	N/A	53,765,086

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our statement of operations for the year ended August 31, 2010 is as follows:

	As previously Reported	Adjustments	Restated[1]

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	2,154,510	(2,154,510)	-
Professional fees	164,630	(164,630)	-
Directors fees	608,534	(608,534)	-
Travel and entertainment	13,167	(13,167)	-
Advisor fees	262,500	(262,500)	-
Rent	75,672	(75,672)	-
Insurance	23,553	(23,553)	-
Office expense	7,870	(7,870)	-
Telephone and internet	4,333	(4,333)	-
Contract labor	58,277	(58,277)	-
Miscellaneous	1,027	(1,027)	-
General and administrative	-	22,365	22,365
Depreciation and amortization expense	6,436	(6,436)	-
Dues and subscriptions	1,970	(1,970)	-
Loss from operations	(3,382,479)	3,360,114	(22,365)
OTHER INCOME (EXPENSE)
Interest, net	(119,171)	119,171	-

Net loss	$ (3,501,650)	$ 3,479,285	$ (22,365)

Net loss per share (basic and diluted)	(0.07)	N/A	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	52,170,000	N/A	52,170,000

1 The result of the restatement from the results reported originally in the Form 10-K for the period ended August 31, 2011 is to replace those results with the original audited financial statements for Stanford Management Ltd, the Company’s predecessor by name change, for the period ended August 31, 2010 as reported in the Form 10-K report for the period ended August 31, 2010, filed with the SEC on November 4, 2010.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our statement of cash flows for the year ended August 31, 2011 is as follows:

	As previously Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,534,520)	$ 58,776	$ (2,475,744)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	3,324	(2,524)	800
Stock based compensation expense	476,200	1,603,954	2,080,154
Amortization of debt discount	649,977	(499,072)	150,905
Changes in certain operating assets and liabilities
Interest accrued on notes payable	273,245	(263,281)	9,964
Increase in loan receivable	-	(257,653)	(257,653)
Increase in prepaid expenses	(6,215)	5,215	(1,000)
Increase (decrease) in accounts payable
and accrued expenses	125,847	(250,070)	(124,223)
Increase in accrued salaries	536,854	(536,854)	-
Net cash used by operating activities	(475,288)	(141,509)	(616,797)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(215)	215	-
Investment in patents	(43,010)	43,010	-
Net cash used by investing activities	(43,225)	43,225	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	539,186	(26,686)	512,500
Related party advances	-	(31,178)	(31,178)
Additional capital contributed	-	156,432	156,432
Net cash provided by financing activities	539,186	98,568	637,754
Net increase (decrease) in cash	20,673	284	20,957
Cash and equivalents, beginning of period	17,647	(16,632)	1,015
Cash and equivalents, end of period	$ 38,320	$ (16,348)	$ 21,972
Supplemental cash flow information:
Significant non-cash activities Notes payable converted to common stock	$ 458,495	$ -	$ 458,495
Liabilities converted to notes payable	$ 1,498,283	$ (1,498,283)	$ -
Accrued interest converted to notes payable	$ 145,098	$ (145,098)	$ -
Common stock issued at par	$ 3,650	$ (3,650)	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our statement of cash flows for the year ended August 31, 2010 is as follows:

	As previously Reported	Adjustments	Restated[1]
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,501,650)	$ 3,479,285	$ (22,365)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	6,436	(6,436)	-
Capital contributions – noncash expenses	-	12,600	12,600
Stock based compensation expense	2,349,314	(2,349,314)	-
Changes in certain operating assets and liabilities
Interest accrued on notes payable	118,176	(118,176)	-
Increase (decrease) in accounts payable
and accrued expenses	245,349	(242,887)	2,462
Decrease in bank overdraft	(476)	476	-
Increase in accrued salaries	682,501	(682,501)	-
Net cash used by operating activities	(100,350)	93,047	(7,303)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(48,821)	48,821	-
Net cash used by investing activities	(48,821)	48,821	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149,788	(149,788)	-
Proceeds from notes payable	17,030	(17,030)	-
Related party advances	-	5,697	5,697
Net cash provided by financing activities	166,818	(161,121)	5,697
Net increase (decrease) in cash	17,647	(19,253)	(1,606)
Cash and equivalents, beginning of period	-	2,621	2,621
Cash and equivalents, end of period	$ 17,647	$ (16,632)	$ 1,015
Supplemental cash flow information:
Significant non-cash activities Notes payable converted to warrants	$ 107,077	$ (107,077)	$ -
Liabilities converted to notes payable	$ 98,268	$ (98,268)	$ -
Accrued interest converted to notes payable	$ 137,722	$ (137,722)	$ -
Common stock issued at par	$ 131,740	$ (131,740)	$ -

1 The result of the restatement from the results reported originally in the Form 10-K for the period ended August 31, 2011 is to replace those results with the original audited financial statements for Stanford Management Ltd, the Company’s predecessor by name change, for the period ended August 31, 2010 as reported in the Form 10-K report for the period ended August 31, 2010, filed with the SEC on November 4, 2010.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

The effect of the restatements on our statement of stockholders’ equity (deficit) for the years ended August 31, 2011 and 2010, and period from September 24, 1998 (inception) to August 31, 2009 is as follows:

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance – September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998 (inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

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

The following is a schedule of deferred tax assets as of August 31, 2011, and August 31, 2010:

	August 31, 2011	August 31, 2010
Net operating loss	$2,475,744	$22,365
Future tax benefit at 34%	841,753	7,604
Less: Valuation allowance	(841,753)	(7,604)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $834,149 during the year ended August 31, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at August 31, 2011.

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

For the year ended August 31, 2011, a Director made advances of $61,503 to the Company.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.

On June 1, 2011, the Company issued 77,624 shares of common stock for services rendered under consulting agreements.

On July 1, 2011, the Company issued 5,000,000 shares of common stock to the Company’s Chairman and CEO, with the shares vesting over five years on a proportionate basis. As of August 31, 2011, one-fifth of the shares had vested and the balances has been issued but are held in escrow for releases on an annual basis each July 1.

On July 9, 2011, the Company converted $325,000 of notes into 927,666 shares of common stock.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

NOTE 6.	CAPITAL STOCK (continued)

The Company issued an additional 3,649,749 shares to Healthcare of Today, Inc., pursuant to the original OTS acquisition agreement and closing whereby in the event that additional common shares were issued to other parties, then additional common shares would also be issued to Healthcare of Today, Inc. so that its resulting ownership percentage of the then outstanding common shares would remain at 60 percent. Though the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock previously issued to Healthcare of Today, Inc., pursuant to the agreement to rescind the acquisition of OTS, the additional 3,649,749 shares that were issued were not returned and are considered to be issued and outstanding as of August 31, 2011. These shares have been recorded at fair market value and are included in payroll related expenses on the statement of operations and stock based compensation on the statement of cash flows for the year ended August 31, 2011.

As a result of these transactions, there were 61,825,039 common shares outstanding at August 31, 2011.

NOTE 7.  NOTES PAYABLE

The following is a summary of notes payable at August 31, 2011 and August 31, 2010:

Description	August 31, 2011	August 31, 2010
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $35,917 for conversion.	17,083	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $33,320 for conversion.	6,680	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $59,185 for conversion.	40,815	-
Total	64,578	-
Less: current portion	-	-
Long-term debt	$ 64,578	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

NOTE 7.  NOTES PAYABLE (continued)

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

NOTE 8.  SUBSEQUENT EVENTS

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

In November 2011, the Company entered into an arrangement with a creditor in which the Company borrowed $260,000 with interest payable at 12% per annum with a maturity date of November 4, 2012. The indebtedness including interest is convertible into common stock at 50% of the average lowest price during the ten (10) trading day period ending on the latest complete trading day prior to conversion. This was an assignment of part of the advances to related parties – officers by OTS.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

NOTE 8.  SUBSEQUENT EVENTS (continued)

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. (“OTS”) from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, The Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 48,037,610 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 48,037,610 shares held by it immediately, and then would credit the balance of 30,217,390 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.0155 per share, or a total of $468,370, which was recorded as “Loan Receivable” on the balance sheet in March 2012.

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. (“OTS”) from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 48,037,610 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 48,037,610 shares held by it immediately, and then would credit the balance of 30,217,390 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.0155 per share, or a total of $468,370, which has been recorded as “Loan Receivable” on the balance sheet in March 2012.  The net effect of the rescission transaction has been to return OTS as a subsidiary of Healthcare of Today, Inc., to remove OTS as a subsidiary of the Company.  The table below summarizes the effect of the rescission transaction in March 2012:

	Shares	Price	Value
Acquisition of OTS-February 18, 2011	78,255,000	$ 0.5500	N/A
Allezoe Shares Returned by Élan in March 2012	(48,037,610)	$ 0.0155	$ (744,583)
Stock still due to Allezoe on BioCube closing	(30,217,390)	$ 0.0155	$ (468,370)

The separate receivable recorded by the Company totaling $257,653 at August 31, 2011 represents amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees.  As part of the later rescission transaction with Healthcare of Today, Inc., the latter also guaranteed payment of the amounts then due the Company by OTS, which had then increased to a total of $469,827 from the $257,653 due at August 31, 2011. This receivable was non-interest bearing and repayment by OTS was guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission.  In June 2012, OTS paid $235,000 to the Company in settlement of the full amount then due of $469,827 as of the date of the rescission, in addition to the assumption by OTS of convertible notes from the Company in the total amount of $1,633,928, including accrued interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending August 31, 2011 covered by this Annual Report on Form 10-K./A Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

4  Ms Pinell was named as a director on May 31, 2011.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Gelmon[1], Chairman of the Board	2011	60,000	0	42,000	0	0	0	0	102,000
Jancy Gregorio[2] Former Chairman of the Board	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Reynan Ballan[3] Former CFO, Secretary and Treasurer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned[1]
Michael Gelmon, CEO	555,560[1]	.9%

Michael Choo, Director	--	--
Carole Pinell, Director	--	--
Michael Holder, Former CEO, CEO of Organ Transport Systems	--	--
Hyman White	--	--

All Directors and executive officers as a group (5 person)(2)	555,560[1]	-

Élan Health Services, Inc.(3)	3,472,125	6%
Lin-Han Century Corp.(4)	13,000,000	21%

(1)

Based on a total of 61,825,039 common shares outstanding at August 31, 2011.

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

(3)

Élan Health Services currently holds 3,472,125 common shares as of November 8, 2011.

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

ALLEZOE MEDICAL HOLDINGS, INC.

Dated July 10, 2012	By:	/s/ Michael Gelmon
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: July 10, 2012	By:	/s/ John Burke
Principal Accounting Officer

__/s/ Michael Gelmon________________________

July 10, 2012

Michael Gelmon, Director

__/s/ Michael Choo  ________________________

July 10, 2012

Michael Choo, Director

__/s/ Carole Pinell ________________________

July 10, 2012

Carole Pinell, Director