Form 10-Q/A
period 2011-11-30
Allezoe Medical Holdings Inc
filed 2012-07-11
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Yes [ ] No [ X]

As of January 17, 2012, there were 182,236,685 shares of Common Stock ($0.001 par value) outstanding.

EXPLANATORY NOTE

The Company is filing this amended Form 10-Q/A in order to restate its financial statements as a result of the rescission of a February 18, 2011 transaction in which the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (OTS). As disclosed in the financial statements and other sections of this document, the Company’s previously reported financial results have been restated to present financial statements of the Company as if the OTS transaction never occurred.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	1

	Balance Sheets as of November 30, 2011 and August 31, 2011	2

	Statements of Operations for the three months ended November 30, 2011 and 2010 and for the period from September 24, 1998 (Date of Inception) to November 30, 2011	3
	Statements of Stockholders’ Equity (Deficit) for the period from September 24, 1998 (Date of Inception) to November 30, 2011	4-5
-	Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and for the period from September 24, 1998 (Date of Inception) to November 30, 2011	6
	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	31

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	33

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	34

ITEM 4.	(Removed and Reserved)	34
ITEM 5.	Other Information	34

ITEM 6.	Exhibits	34

	SIGNATURES	34

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Allezoe Medical Holdings, Inc. (a development stage company) (the "Company”) at November 30, 2011 (with comparative figures as at August 31, 2011); and the  statements of operations for the three months ended November 30, 2011 and 2010, and for the period from September 24, 1998 (date of inception) to November 30, 2011; the  statements of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to November 30, 2011; and the  statements of cash flows for the three months ended November 30, 2011 and 2010 and for the period from September 24, 1998 (date of inception) to November 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to present those solely of the Company.

In the opinion of management, all adjustments considered necessary for a fair presentation of the  results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2011 (Restated and unaudited)	August 31, 2011 (Restated)

ASSETS
CURRENT ASSETS
Cash	$ 135,615	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	136,615	22,972
Deferred loan costs, net of accumulated amortization of $1,075 and $800	4,425	4,700
Loan receivable	1,884,150	257,653
Advances to related parties	5,000	5,000
Total assets	$ 2,030,190	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 28,101	$ 7,045
Notes payable - net of debt discount of $142,917 and $128,422	232,583	64,578
Accrued interest	173,355	9,964
Total current liabilities	434,039	81,587
LONG-TERM LIABILITIES
Long-term notes payable	1,447,126	-
Total liabilities	1,881,165	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 95,069,482 and 61,825,039 shares
issued and outstanding	95,070	61,825
Additional paid in capital	5,821,711	4,665,738
Deferred equity	(1,680,000)	(1,680,000)
Deficit accumulated during the development stage	(4,087,756)	(2,838,825)
Total stockholders' equity (deficit)	149,025	208,738
Total liabilities and stockholders' equity	$ 2,030,190	$ 290,325

The accompanying notes are an integral part of these financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Periods from September 24, 1998 (Date of Inception), to November 30, 2011
	Three Months Ended		Cumulative from Inception to November 30, 2011 (Restated)
	November 30, 2011 (Restated)	November 30, 2010 (Restated)

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	491,978	-	2,545,045
Professional fees	510,543	4,950	790,201
Travel and entertainment	925	-	4,035
Insurance	-	-	48,559
Office expense	-	268	1,209
Telephone and internet	-	-	6,353
General and administrative	492	75	281,357
Dues and subscriptions	-	-	55
Repairs and maintenance	-	-	4,202

Loss from operations	(1,003,938)	(5,293)	(3,681,016)

OTHER INCOME (EXPENSE)
Finance cost	-	-	(133,494)
Interest, net	(244,993)	-	(273,246)

Net loss	$ (1,248,931)	$ (5,293)	$ (4,087,756)

Net loss per share (basic and diluted)	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	67,112,080	52,170,000

The accompanying notes are an integral part of these financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to November 30, 2011

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

The accompanying notes are an integral part of these financial statements.

Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at $0.57 per share	234,782	235	133,591	-	-	133,826
Common stock issued at $0.057 per share	2,400,000	2,400	134,400	-	-	136,800
Common stock issued at $0.0098 per share	9,831,884	9,832	86,521	-	-	96,353
Issuance of notes payable-reissuance	-	-	154,074	-	-	154,074
Issuance of notes payable-beneficial conversion feature	-	-	57,122	-	-	57,122
Net loss for the period ended November 30, 2011	-	-	-	-	(1,248,931)	(1,248,931)
Balance - November 30, 2011 (restated)	95,069,482	$ 95,070	$ 5,821,711	$ (1,680,000)	$(4,087,756)	$ 149,025

The accompanying notes are an integral part of these financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Periods from September 24, 1998 (Date of Inception), to November 30, 2011
	Three Months Ended November 30,		For the Period from September 24, 1998 (Inception) to November 30, 2011
	2011 (restated)	2010 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,248,931)	$ (5,293)	$ (4,087,756)
Adjustments to reconcile net loss to net
cash used by operations:
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	818,022	-	2,898,176
Amortization of deferred loan costs	275	-	1,075
Amortization of debt discount	42,628	-	193,533
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	163,391	-	173,355
Increase in prepaid expenses	-	-	(1,000)
Loans receivable	(179,371)	-	(437,024)
Increase (decrease) in accounts payable
and accrued expenses	21,056	(56,209)	28,101
Net cash used by operating activities	(382,930)	(61,502)	(1,080,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	496,573	-	1,009,073
Related party advances	-	61,503	(5,000)
Net cash provided by financing activities	496,573	61,503	1,215,955
Net increase (decrease) in cash	113,643	1	135,615
Cash and equivalents, beginning of period	21,972	1,015	-
Cash and equivalents, end of period	$ 135,615	$ 1,016	$ 135,615
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash investing and financing activities
Notes payable converted to common stock	$ 160,000	$ -	$ 618,495
Assignment of notes payable - officer debentures	$ 1,408,579	$ -	$ 1,408,579

The accompanying notes are an integral part of these financial statements.

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

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to present those solely of the Company.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited financial statements of the Company at November 30, 2011 and 2010 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

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

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of November 30, 2011 and August 31, 2011, respectively included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at November 30, 2011 and August 31, 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at November 30, 2011 and August 31, 2011, respectively.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to November 30, 2011, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $1,248,931 and net cash used in operations of $382,930 for the quarter ended November 30, 2011; and negative working capital of $297,424 and an accumulated deficit of $4,087,756 at November 30, 2011.

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

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements as of and for the three months ended November 30, 2011 to reflect the rescission of its subsidiary Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported financial statements as of and for the three months ended November 30, 2011 and 2010.

The effect of the restatements on our balance sheet as of November 30, 2011 is as follows:

	As previously Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$ 152,693	$ (17,078)	$ 135,615
Prepaid expenses	12,396	(11,396)	1,000
Total current assets	165,089	(28,474)	136,615
Property, plant and equipment net	1,792	(1,792)	-
Deferred loan costs, net	4,425	-	4,425
Patents	372,201	(372,201)	-
Loans receivable	-	1,884,150	1,884,150
Advances to related parties	-	5,000	5,000
Total assets	$ 543,507	$ 1,486,683	$ 2,030,190
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 630,356	$ (602,255)	$ 28,101
Accrued salaries	467,996	(467,996)	-
Notes payable - net of debt discount	2,001,646	(1,769,063)	232,583
Accrued interest	302,674	(129,319)	173,355
Total current liabilities	3,402,672	(2,968,633)	434,039
Long-term notes payable	691,806	755,320	1,447,126
Total liabilities	4,094,478	(2,213,313)	1,881,165
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 95,069,482 shares
issued and outstanding	173,325	(78,255)	95,070
Additional paid in capital	27,324,277	(21,502,566)	5,821,711
Deferred equity	(1,680,000)	-	(1,680,000)
Deficit accumulated during the development stage	(29,368,573)	25,280,817	(4,087,756)
Total stockholders' equity (deficit)	(3,550,971)	3,699,996	149,025
Total liabilities and stockholders' equity	$ 543,507	$ 1,486,683	$ 2,030,190

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of operations for the three months ended November 30, 2011 is as follows:

	As previously Reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	286,535	205,443	491,978
Research and development	12,168	(12,168)	-
Professional fees	518,123	(7,580)	510,543
Travel and entertainment	1,393	(468)	925
Rent	7,052	(7,052)	-
Insurance	2,184	(2,184)	-
Office expense	607	(607)	-
Telephone and internet	375	(375)	-
General and administrative	1,384	(892)	492
Depreciation and amortization expense	766	(766)	-
Loss from operations	(830,587)	(173,351)	(1,003,938)
OTHER INCOME (EXPENSE)
Finance cost	-	-	-
Interest, net	(441,767)	196,774	(244,993)
Net loss	$ (1,272,354)	$ 23,423	$ (1,248,931)
Net loss per share (basic and diluted)	$ (0.01)	N/A	$ (0.02)
Weighted average number of shares outstanding during the period-basic and diluted	136,507,915	N/A	67,112,080

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of operations for the three months ended November 30, 2010 is as follows:

	As previously Reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	186,778	(186,778)	-
Professional fees	25,430	(20,480)	4,950
Advisor fees	225,000	(225,000)	-
Rent	17,064	(17,064)	-
Office expense	417	(149)	268
Telephone and internet	791	(791)	-
General and administrative	951	(876)	75
Depreciation and amortization expense	950	(950)	-
Loss from operations	(457,381)	452,088	(5,293)
OTHER INCOME (EXPENSE)
Finance cost	-	-	-
Interest, net	(9,403)	9,403	-
Net loss	$ (466,784)	$ 461,491	$ (5,293)
Net loss per share (basic and diluted)	$ (0.01)	N/A	$ (0.00)
Weighted average number of shares outstanding during the period-basic and diluted	52,170,000	N/A	52,170,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of cash flows for the three months ended November 30, 2011 is as follows:

	As previously Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,272,354)	$ 23,423	$ (1,248,931)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	766	(766)	-
Stock based compensation expense	451,043	366,979	818,022
Amortization of deferred loan costs	-	275	275
Amortization of debt discount	209,256	(166,628)	42,628
Interest accrued on notes payable	86,561	76,830	163,391
Increase in prepaid expenses	-	-	-
Increase in accounts payable
and accrued expenses	45,116	(24,060)	21,056
Loans receivable	-	(179,371)	(179,371)
Increase in accrued salaries	74,175	(74,175)	-
Net cash used by operating activities	(405,437)	22,507	(382,930)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	-
Investment in patents	(8,640)	8,640	-
Net cash used by investing activities	(8,640)	8,640	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-
Proceeds from notes payable	528,450	(31,877)	496,573
Payments of notes payable	-	-	-
Net cash provided by financing activities	528,450	(31,877)	496,573
Net increase (decrease) in cash	114,373	(730)	113,643
Cash and equivalents, beginning of period	38,320	(16,348)	21,972
Cash and equivalents, end of period	$ 152,693	$ (17,078)	$ 135,615
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash investing and financing activities
Notes payable - officer debentures	$ -	$ 1,408,579	$ 1,408,579
Notes payable converted to common stock	$ 160,000	$ -	$ 160,000
Common Stock issued at par	$ 12,467	$ (12,467)	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of cash flows for the three months ended November 30, 2010 is as follows:

	As previously Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (466,784)	$ 461,491	$ (5,293)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	950	(950)	-
Amortization of debt discount	33,130	(33,130)	-
Increase in accounts payable
and accrued expenses	243,326	(299,535)	(56,209)
Increase in accrued salaries	169,333	(169,333)	-
Net cash used by operating activities	(20,045)	(41,457)	(61,502)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(22,945)	22,945	-
Net cash used by investing activities	(22,945)	22,945	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	30,001	(30,001)	-
Related party advances	-	61,503	61,503
Net cash provided by financing activities	30,001	31,502	61,503
Net increase (decrease) in cash	(12,989)	12,990	1
Cash and equivalents, beginning of period	17,647	(16,632)	1,015
Cash and equivalents, end of period	$ 4,658	$ (3,642)	$ 1,016

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of statement of stockholders’ equity (deficit) for the three months ended November 30, 2010 is as follows:

					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at $0.57 per share	234,782	235	133,591	-	-	133,826
Common stock issued at $0.057 per share	2,400,000	2,400	134,400	-	-	136,800
Common stock issued at $0.0098 per share	9,831,884	9,832	86,521	-	-	96,353
Issuance of notes payable-reissuance	-	-	154,074	-	-	154,074
Issuance of notes payable-beneficial conversion feature	-	-	57,122	-	-	57,122
Net loss for the period ended November 30, 2011	-	-	-	-	(1,248,931)	(1,248,931)
Balance - November 30, 2011 (restated)	95,069,482	$ 95,070	$ 5,821,711	$ (1,680,000)	$(4,087,756)	$ 149,025

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

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

The following is a schedule of deferred tax assets as of November 30, 2011, and August 31, 2011:

	November 30, 2011	August 31, 2011
Net operating loss	$ 4,087,756	$ 2,475,744
Future tax benefit at 34%	1,389,837	841,753
Less: Valuation allowance	(1,389,837)	(841,753)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $548,084 during the three months ended November 30, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2011.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

Note 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Healthcare of Today, Inc. (HOTI) provides financial, accounting, legal, administrative and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2011.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.

On September 2, 2011, the Company issued 391,304 shares of common stock for services rendered under consulting agreements.

On October 13, 2011, the Company issued 4,000,000, shares of common stock for services rendered under consulting agreements.

On November 8, 2011, the Company converted $50,000 of notes into 2,666,667 shares of common stock.

On November 17, 2011, the Company converted $50,000 of notes into 4,830,918 shares of common stock.

On November 29, 2011, the Company converted $60,000 of notes into 8,888,888 shares of common stock.

The Company issued an additional 12,466,666 shares to Healthcare of Today, Inc., pursuant to the original OTS acquisition agreement and closing whereby in the event that additional common shares were issued to other parties, then additional common shares would also be issued to Healthcare of Today, Inc. so that its resulting ownership percentage of the then outstanding common shares would remain at 60 percent. Though the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock previously issued to Healthcare of Today, Inc., pursuant to the agreement to rescind the acquisition of OTS, the additional 12,466,666 shares that were issued were not returned and are considered to be issued and outstanding as of November 30, 2011. These shares have been recorded at fair market value and are included in payroll related expenses on the statement of operations and stock based compensation on the statement of cash flows for the three months ended November 30, 2011.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 6.	CAPITAL STOCK (continued)

As a result of these transactions, there were 95,069,482 common shares outstanding at November 30, 2011.

NOTE 7.  NOTES PAYABLE

The following is a summary of notes payable at November 30, 2011 and August 31, 2011:

Description	November 30, 2011	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $21,326 for conversion.	31,674	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $21,703 for conversion.	18,297	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Magna Group
Convertible notes payable to The Magna Group. The notes accrue interest at 12% per annum and mature November 4, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $150,000 in Notes less discount of $57,122 for conversion.	92,878	-

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Convertible debentures
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. No beneficial conversion recorded as note transferred back to OTS. See Note 8.	1,447,126	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $42,765 for conversion.	57,235	40,815
Total	1,679,710	64,578
Less: current portion	232,584	64,578
Long-term debt	$ 1,447,126	$ -

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENTS

In December, 2011, the Company issued 18,247,619 common shares on conversion of $101,000 in loan principal (see Note 7) and 36,231,884 common shares for $250,000 in consulting fees. HOTI was issued 32,687,701, common shares for stock based compensation.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

 (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENTS (continued)

The separate receivable recorded by the Company totaling $1,884,150 at November 30, 2011 represents amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees of $437,024 and for assumption of notes payable to OTS officers of $1,447,126. The loan receivable of $1,884,150 at November 30, 2011 is offset by a corresponding note payable to officers of OTS of $1,447,126 at November 30, 2011 (See Note 7) would total $437,024.  As part of the later rescission transaction with Healthcare of Today, Inc., the latter also guaranteed payment of the amounts then due the Company by OTS, which had then increased to a total of $469,827 (exclusive of notes) from the $257,653 due at August 31, 2011. This receivable was non-interest bearing and repayment by OTS was guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission.  In June 2012, OTS paid $235,000 to the Company in settlement of the full amount then due of $469,827 as of the date of the rescission, in addition to the assumption by OTS of the notes from the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2011 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

The Business

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

Current Business of Allezoe

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $113,643 from $21,972 at August 31, 2011 to $135,615 at November 30, 2011. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

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

The following is a summary of notes payable at November 30, 2011 and August 31, 2011:

Description	November 30, 2011	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less discount of $21,326 for conversion.	31,674	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less discount of $21,703 for conversion.	18,297	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Magna Group
Convertible notes payable to The Magna Group. The notes accrue interest at 12% per annum and mature November 4, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $150,000 in Notes less discount of $57,122 for conversion.	92,878	-

Convertible debentures
Convertible notes payable to related parties – officers by OTS. The notes accrue interest at 12% per annum, mature December 15, 2012, and are convertible one year after issuance into shares of Company common stock at a price discounted from average trading price. No beneficial conversion recorded as note transferred back to OTS.	1,447,126	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less discount of $42,765 for conversion.	57,235	40,815
Total	1,679,710	64,578
Less: current portion	232,584	64,578
Long-term debt	$ 1,447,126	$ -

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the quarters ended November 30, 2011 and 2010, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $4,087,756.  For the quarters ended November 30, 2011 and 2010, the Company had net losses of $1,248,931 and $5,293, respectively.  Our activities have been attributed primarily to start up and business development.

For the quarters ended November 30, 2011 and 2010, we incurred operating expenses of $1,003,938 and $5,293, respectively.

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

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other medical technology companies which our shareholders consider similar to ours; and

●	other events which we have no control over.

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

Trends

We are in the development stage and have not generated any revenue. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our current report on Form 8-K filed with the SEC on February 28, 2011.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2011, we issued a total of 391,304 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 234,782 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc. Though the acquisition of Organ Transport Systems, Inc. was rescinded, the additional shares that were issued and outstanding as of November 30, 2011.

In October, 2011, we issued a total of 4,000,000 common shares to Centurion Private Equity, LLC for consulting expenses at $0.057 per share and also issued 2,400,000 common shares to Healthcare of Today, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc. Though the acquisition of Organ Transport Systems, Inc. was rescinded, the additional shares that were issued and outstanding as of November 30, 2011.

In November, 2011, we issued a total of 16,388,473 common shares to Magna Group, LLC on three conversions totaling $160,000 in principal amount of loans, at a price equal to $0.01875, $0.01035, and $0.00675 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 9,831,884 common shares to Healthcare of Today, Inc. as stock based compensation. Though the acquisition of Organ Transport Systems, Inc. was rescinded, the additional shares that were issued and outstanding as of November 30, 2011.

In December, 2011, we issued a total of 18,247,619 common shares to Magna Group, LLC on two conversions totaling $101,000 in principal amount of loans, at a price equal to $0.0042 and $.0075 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 10,948,570 common shares to Healthcare of Today, Inc. as stock based compensation.

In December, 2011, we issued a total of 36,231,884 common shares to Centurion Private Equity, LLC for consulting expenses at $0.0069 per share and also issued 21,739,130 common shares to Healthcare of Today, Inc. as stock based compensation.

As a result of the issue of these shares, we now have a total of 182,236,685 common shares issued and outstanding as of January 17, 2012.

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

Dated: July 10, 2012