Form 10-Q/A
period 2012-02-29
Allezoe Medical Holdings Inc
filed 2012-07-11
CIK 1080602

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

Yes [ ] No [ X]

As of April 23, 2012, there were 343,913,917 shares of Common Stock ($0.001 par value) outstanding.

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

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of February 29, 2012 and August 31, 2011	2

	Consolidated Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011 and for the period from September 24, 1998 (Date of Inception) to February 29, 2012	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 24, 1998 (Date of Inception) to February 29, 2012	4-6
-	Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011 and for the period from September 24, 1998 (Date of Inception) to February 29, 2012	7
	Notes to the Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	36

ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 3.	Defaults Upon Senior Securities	40

ITEM 4.	(Removed and Reserved)	40
ITEM 5.	Other Information	40

ITEM 6.	Exhibits	40

	SIGNATURES	40

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at February 29, 2012 (with comparative figures as at August 31, 2011); and the  consolidated statements of operations for the three and six months ended February 29, 2012 and February 28, 2011, and for the period from September 24, 1998 (date of inception) to February 29, 2012; the consolidated statements of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to February 29, 2012; and the consolidated statements of cash flows for the six months ended February 29, 2012 and February 28, 2011 and for the period from September 24, 1998 (date of inception) to February 29, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to present those solely of the Company and its subsidiary, SureScreen Medical, Inc.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 29, 2012 (Restated and unaudited)	August 31, 2011 (Restated)

ASSETS
CURRENT ASSETS
Cash	$ 84,590	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	85,590	22,972
Property, plant and equipment (net of accumulated
depreciation of $8 and $0 respectively)	2,112	-
Deferred loan costs, net of accumulated amortization of $1,350 and $800	4,150	4,700
Deposits	71,500	-
Loan receivable	469,827	257,653
Advances to related parties	43,000	5,000
Total assets	$ 676,179	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 44,215	$ 7,045
Notes payable - net of debt discount of $228,667 and $128,442	200,022	64,578
Accrued interest	19,945	9,964
Total current liabilities	264,182	81,587
LONG-TERM LIABILITIES
Long-term notes payable	755,320	-
Total liabilities	1,019,502	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 312,306,855 and 61,825,039 shares
issued and outstanding	312,307	61,825
Additional paid in capital	7,793,290	4,665,738
Deferred equity	(1,680,000)	(1,680,000)
Deficit accumulated during the development stage	(6,768,920)	(2,838,825)
Total stockholders' equity (deficit)	(343,323)	208,738
Total liabilities and stockholders' equity	$ 676,179	$ 290,325

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012
	Three Months Ended		Six Months Ended		Cumulative from Inception to February 29, 2012 (Restated)
	February 29, 2012 (Restated)	February 28, 2011 (Restated)	February 29, 2012 (Restated)	February 28, 2011 (Restated)

REVENUES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	2,144,362	-	2,636,340	-	4,689,407
Professional fees	358,585	-	869,128	4,950	1,148,786
Travel and entertainment	16,842	-	17,767	-	20,877
Insurance	55,000	-	55,000	-	103,559
Office expense	-	-	-	268	1,209
Telephone and internet	1,600	-	1,600	-	7,953
General and administrative	8,700	422	9,192	497	290,057
Dues and subscriptions	-	-	-	-	55
Repairs and maintenance	3,748	-	3,748	-	7,950

Loss from operations	(2,588,837)	(422)	(3,592,775)	(5,715)	(6,269,853)

OTHER INCOME (EXPENSE)
Finance cost	-	5,218	-	5,218	(133,494)
Interest, net	(92,327)	(375)	(337,320)	(375)	(365,573)

Net income (loss)	$ (2,681,164)	$ 4,421	$ (3,930,095)	$ (872)	$ (6,768,920)

Net income (loss) per share (basic and diluted)	$ (0.01)	$ 0.00	$ (0.03)	$ (0.00)

Weighted average number of shares outstanding during the period-basic and diluted	203,930,344	52,170,000	135,521,212	52,170,000

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

The accompanying notes are an integral part of these consolidated financial statements.

Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at $0.57 per share	234,782	235	133,591	-	-	133,826
Common stock issued at $0.057 per share	2,400,000	2,400	134,400	-	-	136,800
Common stock issued at $0.0098 per share	9,831,884	9,832	86,521	-	-	96,353
Converted notes payable to common stock, $0.0042 per share	9,047,619	9,048	28,952	-	-	38,000
Common stock issued for services, $0.0069 per share	36,231,884	36,232	213,768	-	-	250,000
Converted notes payable to common stock, $0.0068 per share	9,200,000	9,200	53,800	-	-	63,000
Converted notes payable to common stock, $0.0112 per share	5,777,778	5,778	59,222	-	-	65,000
Converted notes payable to common stock, $0.0108 per share	4,507,629	4,508	44,242	-	-	48,750
Converted notes payable to common stock, $0.0092 per share	1,304,348	1,304	10,696	-	-	12,000
Converted notes payable to common stock, $0.0076 per share	1,578,947	1,579	10,421	-	-	12,000
Converted notes payable to common stock, $0.0083 per share	7,207,778	7,208	52,792	-	-	60,000
Converted notes payable to common stock, $0.0071 per share	2,112,676	2,113	12,887	-	-	15,000
Converted notes payable to common stock, $0.0061 per share	2,302,857	2,303	13,817	-	-	16,120
Converted notes payable to common stock, $0.0058 per share	2,564,103	2,564	12,436	-	-	15,000
Converted notes payable to common stock, $0.0058 per share	2,068,966	2,069	9,931	-	-	12,000
Converted notes payable to common stock, $0.0060 per share	11,666,667	11,667	58,333	-	-	70,000
Converted notes payable to common stock, $0.0045 per share	2,863,436	2,863	10,137	-	-	13,000
Converted notes payable to common stock, $0.0048 per share	12,413,793	12,414	47,586	-	-	60,000
Converted notes payable to common stock, $0.0081 per share	6,040,893	6,041	42,709	-	-	48,750
Converted notes payable to common stock, $0.0080 per share	13,449,315	13,449	94,145	-	-	107,594
Converted notes payable to common stock, $0.0079 per share	1,898,734	1,899	13,101	-	-	15,000
Converted notes payable to common stock, $0.0057 per share	6,956,522	6,956	33,044	-	-	40,000

Converted notes payable to common stock, $0.0072 per share	1,805,556	1,805	11,195	-	-	13,000
Common stock issued at $0.0388 per share	21,739,130	21,739	821,739	-	-	843,478
Common stock issued at $0.0387 per share	5,520,000	5,520	208,104	-	-	213,624
Common stock issued at $0.0178 per share	2,704,577	2,704	45,437	-	-	48,141
Common stock issued at $0.02 per share	3,446,667	3,447	65,466	-	-	68,913
Common stock issued at $0.0123 per share	3,596,688	3,596	40,643	-	-	44,239
Common stock issued at $0.0293 per share	11,072,812	11,073	313,361	-	-	324,433
Common stock issued at $0.0127 per share	4,324,324	4,324	50,595	-	-	54,919
Common stock issued at $0.0118 per share	5,428,570	5,429	58,628	-	-	64,057
Common stock issued at $0.022 per share	8,069,589	8,069	169,463	-	-	177,532
Common stock issued at $0.0168 per share	7,000,000	7,000	110,600	-	-	117,600
Common stock issued at $0.0124 per share	4,173,913	4,174	47,583	-	-	51,757
Issuance of notes payable-beneficial conversion feature	-	-	(30,635)	-	-	(30,635)
Issuance of notes payable-reissuance	-	-	(552,261)	-	-	(552,261)
Reverse issuance of note payable	(838,398)	(838)	838	-	-	0
Net loss for the period ended February 29, 2012	-	-	-	-	(3,930,095)	(3,930,095)
Balance - February 29, 2012	312,306,855	$ 312,307	$7,793,290	$(1,680,000)	$ (6,768,920)	$ (343,323)

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012
	Six Months Ended		For the Period from September 24, 1998 (Inception) to February 29, 2012
	February 29, 2012	February 28,2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,930,095)	$ 4,421	$ (6,768,920)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	8	-	8
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	3,076,716	-	5,156,870
Amortization of deferred loan costs	550	-	1,350
Amortization of debt discount	106,679	-	257,584
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	9,981	375	19,945
Increase in prepaid expenses	(71,500)	-	(72,500)
Loans receivable	(212,174)	-	(469,827)
Increase (decrease) in accounts payable
and accrued expenses	37,170	(5,812)	44,215
Net cash used by operating activities	(982,665)	(1,016)	(1,680,075)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(2,120)
Net cash used by investing activities	(2,120)	-	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	1,085,403	25,000	1,597,903
Related party advances	(38,000)	(25,000)	(43,000)
Net cash provided by financing activities	1,047,403	-	1,766,785
Net increase (decrease) in cash	62,618	(1,016)	84,590
Cash and equivalents, beginning of period	21,972	1,016	-
Cash and equivalents, end of period	$ 84,590	$ -	$ 84,590
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to common stock	$ 884,214	$ -	$ 1,342,708

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

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities. The historical financial results presented in this Report have been restated to present those solely of the Company and its subsidiary, SureScreen Medical, Inc.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at February 29, 2012 and February 28, 2011 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended February 29, 2012 and February 28,2011 presented are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of February 29, 2012 and August 31, 2011, respectively, included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at February 29, 2012 and August 31, 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at February 29, 2012 and August 31, 2011, respectively.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to February 29, 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $3,930,095 and net cash used in operations of $1,502,418 for the six months ended February 29, 2012; and negative working capital of $178,592 and an accumulated deficit of $6,768,920 at February 29, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements as of and for the three and six months ended February 29, 2012 to reflect the rescission of its subsidiary Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported financial statements as of and for the three and six months ended February 29, 2012 and February 28, 2011.

The effect of the restatements on our consolidated balance sheet as of February 29, 2012 is as follows:

	As previously reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$ 84,590	$ -	$ 84,590
Prepaid expenses	1,000	-	1,000
Total current assets	85,590	-	85,590
Property, plant and equipment, net	2,112	-	2,112
Deferred loan costs, net	4,150	-	4,150
Deposits	71,500	-	71,500
Loans receivable	-	469,827	469,827
Advances to related parties	512,827	(469,827)	43,000
Total assets	$ 676,179	$ -	$ 676,179
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 44,215	$ -	$ 44,215
Notes payable - net of debt discount	200,022	-	200,022
Accrued interest	19,945	-	19,945
Total current liabilities	264,182	-	264,182
Long-term notes payable, net of debt discount	909,507	(154,187)	755,320
Total liabilities	1,173,689	(154,187)	1,019,502
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 312,306,855 issued and outstanding	312,327	(20)	312,307
Additional paid in capital	3,673,114	4,120,176	7,793,290
Deferred equity	(1,680,000)	-	(1,680,000)
Deficit accumulated during the development stage	(2,802,951)	(3,965,969)	(6,768,920)
Total stockholders' equity (deficit)	(497,510)	154,187	(343,323)
Total liabilities and stockholders' equity	$ 676,179	$ -	$ 676,179

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our consolidated statement of operations for the three months ended February 29, 2012 is as follows:

	As previously reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	135,650	2,008,712	2,144,362
Professional fees	358,585	-	358,585
Travel and entertainment	16,840	2	16,842
Insurance	55,000	-	55,000
Telephone and internet	1,600	-	1,600
General and administrative	12,450	(3,750)	8,700
Repairs and maintenance	-	3,748	3,748

Loss from operations	(580,125)	(2,008,712)	(2,588,837)

OTHER INCOME (EXPENSE)
Finance cost	-	-	-
Interest, net	(92,327)	-	(92,327)

Net loss	$ (672,452)	$ (2,008,712)	$ (2,681,164)

Net loss per share (basic and diluted)	$ (0.00)	N/A	$ (0.01)

Weighted average number of shares outstanding during the period-basic and diluted	282,185,344	N/A	203,930,344

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of operations for the three months ended February 28, 2011 is as follows:

	As previously reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	-	-	-
Professional fees	-	-	-
Travel and entertainment	-	-	-
Insurance	-	-	-
Office expense	-	-	-
Telephone and internet	-	-	-
General and administrative	-	422	422

Loss from operations	-	(422)	(422)

OTHER INCOME (EXPENSE)
Reorganization	4,421	(4,421)	-
Finance cost	-	5,218	5,218
Interest, net	-	(375)	(375)

Net income	$ 4,421	$ -	$ 4,421

Net income per share (basic and diluted)	$ 0.00	N/A	$ 0.00

Weighted average number of shares outstanding during the period-basic and diluted	60,865,000	N/A	52,170,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our consolidated statement of operations for the six months ended February 29, 2012 is as follows:

	As previously reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	260,650	2,375,690	2,636,340
Professional fees	869,128	-	869,128
Travel and entertainment	17,767	-	17,767
Insurance	55,000	-	55,000
Repairs and maintenance	-	3,748	3,748
Telephone and internet	1,600	-	1,600
General and administrative	12,657	(3,465)	9,192

Loss from operations	(1,216,802)	(2,375,973)	(3,592,775)

OTHER INCOME (EXPENSE)
Finance cost	-	-	-
Interest, net	(491,790)	154,470	(337,320)

Net loss	$ (1,708,592)	$ (2,221,503)	$ (3,930,095)

Net loss per share (basic and diluted)	$ (0.01)	N/A	$ (0.03)

Weighted average number of shares outstanding during the period-basic and diluted	159,345,781	N/A	135,521,2121

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of operations for the six months ended February 28, 2011 is as follows:

	As previously reported	Adjustments	Restated

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	-	4,950	4,950
Office expense	-	268	268
General and administrative	497	-	497

Loss from operations	(497)	(5,218)	(5,715)

OTHER INCOME (EXPENSE)
Finance cost	-	5,218	5,218
Interest, net	(375)	-	(375)

Net loss	$ (872)	$ -	$ (872)

Net loss per share (basic and diluted)	$ 0.00	N/A	$ (0.00)

Weighted average number of shares outstanding during the period-basic and diluted	56,469,725	N/A	52,170,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our consolidated statement of cash flows for the six months ended February 29, 2012 is as follows:

	As previously reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,708,592)	$ (2,221,503)	$ (3,930,095)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	559	(551)	8
Stock based compensation expense	451,043	2,625,673	3,076,716
Amortization of deferred loan costs	-	550	550
Amortization of debt discount	209,256	(102,577)	106,679
Interest accrued on notes payable	(195,893)	205,874	9,981
Increase in prepaid expenses	(66,500)	(5,000)	(71,500)
Loans receivable	-	(212,174)	(212,174)
Increase in accounts payable
and accrued expenses	27,171	9,999	37,170
Increase in accrued salaries	9,981	(9,981)	-
Net cash used by operating activities	(1,272,975)	290,310	(982,665)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(2,120)
Investment in patents	363,561	(363,561)	-
Net cash used by investing activities	361,441	(363,561)	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	260,471	824,932	1,085,403
Debt discount debentures	909,507	(909,507)	-
Related party advances	(212,174)	174,174	(38,000)
Net cash provided by financing activities	957,804	89,599	1,047,403
Net increase (decrease) in cash	46,270	16,348	62,618
Cash and equivalents, beginning of period	38,320	(16,348)	21,972
Cash and equivalents, end of period	$ 84,590	$ -	$ 84,590
Significant non-cash activities
Notes payable converted to common stock	$ 662,095	$ 222,119	$ 884,214
Common Stock issued at par	$ 89,563	$ (89,563)	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our statement of cash flows for the six months ended February 28, 2011 is as follows:

As previously reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (872)	$ 5,293	$ 4,421
Adjustments to reconcile net loss to net
cash used by operations:
Interest accrued on notes payable	375	-	375
Increase in accounts payable
and accrued expenses	(61,937)	56,125	(5,812)
Increase in accrued salaries	-	-	-

Net cash used by operating activities	(62,434)	61,418	(1,016)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25,000	-	25,000
Debt discount debentures	36,418	(36,418)	-
Related party advances	-	(25,000)	(25,000)

Net cash provided by financing activities	61,418	(61,418)	-

Net increase (decrease) in cash	(1,016)	-	(1,016)

Cash and equivalents, beginning of period	1,016	-	1,016

Cash and equivalents, end of period	$ -	$ -	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS (continued)

The effect of the restatements on our consolidated statement of stockholders’ equity (deficit) for the period from September 24, 1998 (Date of Inception) to February 29, 2012 is as follows:

					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009 (restated)	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010 (restated)	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011 (restated)	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at $0.57 per share	234,782	235	133,591	-	-	133,826
Common stock issued at $0.057 per share	2,400,000	2,400	134,400	-	-	136,800
Common stock issued at $0.0098 per share	9,831,884	9,832	86,521	-	-	96,353
Converted notes payable to common stock, $0.0042 per share	9,047,619	9,048	28,952	-	-	38,000
Common stock issued for services, $0.0069 per share	36,231,884	36,232	213,768	-	-	250,000
Converted notes payable to common stock, $0.0068 per share	9,200,000	9,200	53,800	-	-	63,000
Converted notes payable to common stock, $0.0112 per share	5,777,778	5,778	59,222	-	-	65,000
Converted notes payable to common stock, $0.0108 per share	4,507,629	4,508	44,242	-	-	48,750
Converted notes payable to common stock, $0.0092 per share	1,304,348	1,304	10,696	-	-	12,000
Converted notes payable to common stock, $0.0076 per share	1,578,947	1,579	10,421	-	-	12,000
Converted notes payable to common stock, $0.0083 per share	7,207,778	7,208	52,792	-	-	60,000
Converted notes payable to common stock, $0.0071 per share	2,112,676	2,113	12,887	-	-	15,000
Converted notes payable to common stock, $0.0061 per share	2,302,857	2,303	13,817	-	-	16,120
Converted notes payable to common stock, $0.0058 per share	2,564,103	2,564	12,436	-	-	15,000
Converted notes payable to common stock, $0.0058 per share	2,068,966	2,069	9,931	-	-	12,000
Converted notes payable to common stock, $0.0060 per share	11,666,667	11,667	58,333	-	-	70,000
Converted notes payable to common stock, $0.0045 per share	2,863,436	2,863	10,137	-	-	13,000
Converted notes payable to common stock, $0.0048 per share	12,413,793	12,414	47,586	-	-	60,000
Converted notes payable to common stock, $0.0081 per share	6,040,893	6,041	42,709	-	-	48,750
Converted notes payable to common stock, $0.0080 per share	13,449,315	13,449	94,145	-	-	107,594
Converted notes payable to common stock, $0.0079 per share	1,898,734	1,899	13,101	-	-	15,000
Converted notes payable to common stock, $0.0057 per share	6,956,522	6,956	33,044	-	-	40,000

Converted notes payable to common stock, $0.0072 per share	1,805,556	1,805	11,195	-	-	13,000
Common stock issued at $0.0388 per share	21,739,130	21,739	821,739	-	-	843,478
Common stock issued at $0.0387 per share	5,520,000	5,520	208,104	-	-	213,624
Common stock issued at $0.0178 per share	2,704,577	2,704	45,437	-	-	48,141
Common stock issued at $0.02 per share	3,446,667	3,447	65,466	-	-	68,913
Common stock issued at $0.0123 per share	3,596,688	3,596	40,643	-	-	44,239
Common stock issued at $0.0293 per share	11,072,812	11,073	313,361	-	-	324,433
Common stock issued at $0.0127 per share	4,324,324	4,324	50,595	-	-	54,919
Common stock issued at $0.0118 per share	5,428,570	5,429	58,628	-	-	64,057
Common stock issued at $0.022 per share	8,069,589	8,069	169,463	-	-	177,532
Common stock issued at $0.0168 per share	7,000,000	7,000	110,600	-	-	117,600
Common stock issued at $0.0124 per share	4,173,913	4,174	47,583	-	-	51,757
Issuance of notes payable-beneficial conversion feature	-	-	(30,635)	-	-	(30,635)
Issuance of notes payable-reissuance	-	-	(552,261)	-	-	(552,261)
Reverse issuance of note payable	(838,398)	(838)	838	-	-	0
Net loss for the period ended February 29, 2012	-	-	-	-	(3,930,095)	(3,930,095)
Balance - February 29, 2012	312,306,855	$ 312,307	$7,793,290	$(1,680,000)	$ (6,768,920)	$ (343,323)

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

The following is a schedule of deferred tax assets as of February 29, 2012, and August 31, 2011:

	February 29, 2012	August 31, 2011
Net operating loss	$ 6,768,920	$ 2,475,744
Future tax benefit at 34%	2,301,433	841,753
Less: Valuation allowance	(2,301,433)	(841,753)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $1,459,680 during the six months ended February 29, 2012.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at February 29, 2012.

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

In December 2011, the Company converted $101,000 of notes into 18,247,619 shares of common stock.

In December 2011, the Company issued 36,231,884 shares of common stock for $250,000 of consulting fees.

In January 2012, the Company converted $241,750 of notes into 27,356,116 shares of common stock.

In February 2012, the Company converted $397,345 of notes into 59,163,882 shares of common stock.

The Company issued an additional 89,542,936 shares to Healthcare of Today, Inc., pursuant to the original OTS acquisition agreement and closing whereby in the event that additional common shares were issued to other parties, then additional common shares would also be issued to Healthcare of Today, Inc. so that its resulting ownership percentage of the then outstanding common shares would remain at 60 percent. Though the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock previously issued to Healthcare of Today, Inc., pursuant to the agreement to rescind the acquisition of OTS, the additional 89,542,936 shares that were issued were not returned and are considered to be issued and outstanding as of February 29, 2012. These shares have been recorded at fair market value and are included in payroll related expenses on the statement of operations and stock based compensation on the statement of cash flows for the three and six months ended February 29, 2012.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 6.	CAPITAL STOCK (continued)

As a result of these transactions, there were 312,306,855 common shares outstanding at February 29, 2012.

NOTE 7.  NOTES PAYABLE

The following is a summary of notes payable at February 29, 2012 and August 31, 2011:

Description	February 29, 2012	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and matures April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less conversions totaling 153,000.	-	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less conversions totaling $40,000.	-	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature October 23, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	40,000	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less conversions totaling $100,000.	-	40,815

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less $1,000 from conversion and a discount of $23,333 for conversion.	25,667	-
Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Panache Group
Convertible notes payable to The Panache Group. The note accrues interest at 10% per annum and mature January 10, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less $40,000 from conversion and a discount of $60,000 for conversion.	7,595	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less discount of $100,000 for conversion.	7,594	-
Convertible Debentures
Convertible notes payable which accrue interest at 12% per annum, mature December 15, 2012 and are convertible one year after issuance into shares of the common stock of the Company at a price discounted from average trading price.	755,320	-
Common Stock LLC
Convertible notes payable to The Magna Group. The note accrues interest at 6% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Total	955,342	64,578
Less: current portion	200,022	64,578
Long-term debt	$ 755,320	$ -

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

NOTE 8.  SUBSEQUENT EVENTS

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

The separate receivable recorded by the Company totaling $469,827 at February 29, 2012 represents amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees. This receivable is non-interest bearing and repayment by OTS is guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission. This receivable is offset by a corresponding note payable to officers of OTS of $755,320 at February 29, 2012 (See, Note 7).  In June 2012, OTS paid $235,000 to the Company in settlement of the full amount then due of $469,827 as of the date of the rescission, in addition to the assumption by OTS of the notes from the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q/A for the quarter ended February 29, 2012 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $62,618 from $21,972 at August 31, 2011 to $84,590 at February 29, 2012. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

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

We received loan proceeds of $260,000 in November of 2011 from Magna Group, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion.  In November and December, 2011, Magna Group, LLC issued five notices of conversion totaling $260,000. We accrued interest of $2,180 on this note as of February 29, 2012.

We received loan proceeds of $50,000 in November of 2011 from Hanover Holdings, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 50 percent of the lowest trading price for our common stock for the ten trading days prior to the notice of conversion.  We accrued interest of $6,588 on this note as of February 29, 2012.

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

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the HPV technology to market. We expect to do so during the remainder of 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

The following is a summary of notes payable at February 29, 2012 and August 31, 2011:

Description	February 29, 2012	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and matures April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less conversions totaling $53,000	-	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less conversions totaling $40,000.	-	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and matures July 5, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	32,500	-
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and matures October 23, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	40,000	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and matured January 31, 2012 and was convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less conversions totaling $100,000.	-	40,815

Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less $1,000 from conversion and a discount of $23,333 for conversion.	25,667	-
Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Panache Group
Convertible notes payable to The Panache Group. The note accrues interest at 10% per annum and mature January 10, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less $40,000 from conversion and a discount of $60,000 for conversion.	7,595	-
ICG USA LLC
Convertible notes payable to ICG USA LLC. The note accrues interest at 10% per annum and mature February 14, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $107,595 in Notes less discount of $100,000 for conversion.	7,594	-
Convertible Debentures
Convertible notes payable which accrue interest at 12% per annum, mature December 15, 2012 and are convertible one year after issuance into shares of the common stock of the Company at a price discounted from average trading price.	755,320	-
Common Stock LLC
Convertible notes payable to The Magna Group. The note accrues interest at 6% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Total	955,342	64,578
Less: current portion	200,022	64,578
Long-term debt	$ 755,320	$ -

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three and six months ended February 29, 2012 and February 28, 2011, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $6,768,920.  For the quarters ended February 29, 2012 and February 28, 2011, the Company had net loss of $2,681,164 and net income of $4,421, respectively.  Our activities have been attributed primarily to start up and business development.

For the quarters ended February 29, 2012 and February 28, 2011, we incurred operating expenses of $2,588,837 and $422, respectively.

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

Management concluded, during the six months ended February 29, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended February 29, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which we are subject, nor, to the best of our knowledge, are any material legal proceedings contemplated.

ITEM 1A RISK FACTORS

The list of risk factors contained in our Annual Report on Form 10-K/A for the year ended August 31, 2011, under Part 1 ITEM 1A, Risk Factors, are incorporated by reference.

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

As a result of the issue of these shares, we now have a total of 343,913,917 common shares issued and outstanding as of April 16, 2012.

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