Form 10-Q
period 2012-05-31
Allezoe Medical Holdings Inc
filed 2012-07-23
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended May 31, 2012

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

Yes [ ] No [ X]

As of July 23, 2012, there were 403,689,901 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of May 31, 2012 and August 31, 2011	2

	Consolidated Statements of Operations for the three and nine months ended May 31, 2012 and May 31, 2011 and for the period from September 24, 1998 (Date of Inception) to May 31, 2012	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from September 24, 1998 (Date of Inception) to May 31, 2012	4-6
-	Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and May 31, 2011 and for the period from September 24, 1998 (Date of Inception) to May 31, 2012	7
	Notes to the Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	27

ITEM 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	(Removed and Reserved)	30
ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

	SIGNATURES	31

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Allezoe Medical Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at May 31, 2012 (with comparative figures as at August 31, 2011); and the  consolidated statements of operations for the three and nine months ended May 31, 2012 and May 31, 2011, and for the period from September 24, 1998 (date of inception) to May 31, 2012; the consolidated statements of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to May 31, 2012; and the consolidated statements of cash flows for the nine months ended May 31, 2012 and May 31, 2011 and for the period from September 24, 1998 (date of inception) to May 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and, as a result, determined to return OTS to Healthcare of Today, Inc., from which it had been originally acquired. As a result, the February 18, 2011 transaction with OTS was rescinded and OTS is no longer a part of the Company’s corporate group. The Company will focus on the HPV detection and treatment technology as well as on the technology currently being developed by BioCube, Inc. for the disinfection of healthcare facilities as well as the further development and marketing of the OVWatch technology, to be acquired through a subsidiary of the Company. The historical financial results presented in this Report have been adjusted to present those solely of the Company and its subsidiary, SureScreen Medical, Inc.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2012 (unaudited)	August 31, 2011 (Restated)

ASSETS
CURRENT ASSETS
Cash	$ 20,675	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	21,675	22,972
Property, plant and equipment (net of accumulated
depreciation of $114 and $0 respectively)	2,006	-
Deferred loan costs, net of accumulated amortization of $1,625 and $800	3,875	4,700
Deposits	96,500	-
Loan receivable	235,000	257,653
Advances to related parties	43,000	5,000
Total assets	$ 402,056	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 46,851	$ 7,045
Notes payable - net of debt discount of $54,334 and $128,422	226,166	64,578
Accrued interest	25,436	9,964
Total current liabilities	298,453	81,587
Total liabilities	298,453	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 396,639,055 and 61,825,039 shares
issued and outstanding	396,639	61,825
Additional paid in capital	8,103,043	4,665,738
Deferred equity	(1,680,000)	(1,680,000)
Deficit accumulated during the development stage	(6,716,079)	(2,838,825)
Total stockholders' equity (deficit)	103,603	208,738
Total liabilities and stockholders' equity	$ 402,056	$ 290,325

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Periods from September 24, 1998 (Date of Inception), to May 31, 2012
	Three Months Ended		Nine Months Ended		Cumulative from Inception to May 31, 2012
	May 31, 2012	May 31, 2011 (as adjusted, See Note 3)	May 31, 2012	May 31, 2011 (as adjusted, See Note 3)

REVENUES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	304,226	-	2,940,566	-	4,993,633
Professional fees	123,100	64,641	992,228	69,591	1,271,886
Travel and entertainment	13,674	-	31,441	-	34,551
Insurance	-	48,559	55,000	48,559	103,559
Office expense	-	134	-	402	1,209
Telephone and internet	-	353	1,600	353	7,953
General and administrative	11,157	6,334	20,349	6,831	301,214
Dues and subscriptions	-	-	-	-	55
Repairs and maintenance	6,500	-	10,248	-	14,450

Loss from operations	(458,657)	(120,021)	(4,051,432)	(125,736)	(6,728,510)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	520,493	-	520,493	-	520,493
Finance cost	-	(133,494)	-	(128,276)	(133,494)
Interest, net	(8,995)	(5,781)	(346,315)	(6,156)	(374,568)

Net income (loss)	$ 52,841	$ (259,296)	$ (3,877,254)	$ (260,168)	$ (6,716,079)

Net income (loss) per share (basic and diluted)	$ (0.00)	$ 0.00	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding during the period-basic and diluted	346,725,295	52,170,000	206,310,837	52,170,000

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to February 29, 2012

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid In		Development	Equity
	Shares	Par Value	Capital	Deferred Equity	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	47,170,000	47,170	(41,720)	-	-	5,450
Contributions-noncash expenses	-	-	138,600	-	-	138,600
Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	52,170,000	52,170	141,880	-	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010	52,170,000	52,170	154,480	-	(363,081)	(156,431)
Common stock issued for services, $0.42 per share	5,000,000	5,000	2,095,000	(1,680,000)	-	420,000
Common stock issued for services, $0.42 per share	3,000,000	3,000	1,257,000	-	-	1,260,000
Converted notes payable to common stock, $0.36per share	927,666	928	458,454	-	-	459,382
Converted notes payable to common stock, $0.36per share	556,600	557	275,072	-	-	275,629
Common stock issued for services, $0.724 per share	77,624	77	56,122	-	-	56,199
Common stock issued for services, $0.724 per share	46,574	47	33,672	-	-	33,719
Common stock issued for services, $0.724 per share	46,575	46	33,673	-	-	33,719
Issuance of notes payable-beneficial conversion feature	-	-	145,833	-	-	145,833
Additional capital contributed	-	-	156,432	-	-	156,432
Net loss for the year ended August 31, 2011	-	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011	61,825,039	$ 61,825	$ 4,665,738	$ (1,680,000)	$ (2,838,825)	$ 208,738

The accompanying notes are an integral part of these consolidated financial statements.

Converted notes payable to common stock, $0.01875 per share	2,666,667	2,667	47,333	-	-	50,000
Converted notes payable to common stock, $0.01035 per share	4,830,918	4,831	45,169	-	-	50,000
Converted notes payable to common stock, $0.00675 per share	8,888,888	8,889	51,111	-	-	60,000
Common stock issued for services, $0.57 per share	391,304	391	222,652	-	-	223,043
Common stock issued for services, $0.057 per share	4,000,000	4,000	224,000	-	-	228,000
Common stock issued at $0.57 per share	234,782	235	133,591	-	-	133,826
Common stock issued at $0.057 per share	2,400,000	2,400	134,400	-	-	136,800
Common stock issued at $0.0098 per share	9,831,884	9,832	86,521	-	-	96,353
Converted notes payable to common stock, $0.0042 per share	9,047,619	9,048	28,952	-	-	38,000
Common stock issued for services, $0.0069 per share	36,231,884	36,232	213,768	-	-	250,000
Converted notes payable to common stock, $0.0068 per share	9,200,000	9,200	53,800	-	-	63,000
Converted notes payable to common stock, $0.0112 per share	5,777,778	5,778	59,222	-	-	65,000
Converted notes payable to common stock, $0.0108 per share	4,507,629	4,508	44,242	-	-	48,750
Converted notes payable to common stock, $0.0092 per share	1,304,348	1,304	10,696	-	-	12,000
Converted notes payable to common stock, $0.0076 per share	1,578,947	1,579	10,421	-	-	12,000
Converted notes payable to common stock, $0.0083 per share	7,207,778	7,208	52,792	-	-	60,000
Converted notes payable to common stock, $0.0071 per share	2,112,676	2,113	12,887	-	-	15,000
Converted notes payable to common stock, $0.0061 per share	2,302,857	2,303	13,817	-	-	16,120
Converted notes payable to common stock, $0.0058 per share	2,564,103	2,564	12,436	-	-	15,000
Converted notes payable to common stock, $0.0058 per share	2,068,966	2,069	9,931	-	-	12,000
Converted notes payable to common stock, $0.0060 per share	11,666,667	11,667	58,333	-	-	70,000
Converted notes payable to common stock, $0.0045 per share	2,863,436	2,863	10,137	-	-	13,000
Converted notes payable to common stock, $0.0048 per share	12,413,793	12,414	47,586	-	-	60,000
Converted notes payable to common stock, $0.0081 per share	6,040,893	6,041	42,709	-	-	48,750
Converted notes payable to common stock, $0.0080 per share	13,449,315	13,449	94,145	-	-	107,594
Converted notes payable to common stock, $0.0079 per share	1,898,734	1,899	13,101	-	-	15,000
Converted notes payable to common stock, $0.0057 per share	6,956,522	6,956	33,044	-	-	40,000

Converted notes payable to common stock, $0.0072 per share	1,805,556	1,805	11,195	-	-	13,000
Common stock issued at $0.0388 per share	21,739,130	21,739	821,739	-	-	843,478
Common stock issued at $0.0387 per share	5,520,000	5,520	208,104	-	-	213,624
Common stock issued at $0.0178 per share	2,704,577	2,704	45,437	-	-	48,141
Common stock issued at $0.02 per share	3,446,667	3,447	65,466	-	-	68,913
Common stock issued at $0.0123 per share	3,596,688	3,596	40,643	-	-	44,239
Common stock issued at $0.0293 per share	11,072,812	11,073	313,361	-	-	324,434
Common stock issued at $0.0127 per share	4,324,324	4,324	50,595	-	-	54,919
Common stock issued at $0.0118 per share	5,428,570	5,429	58,628	-	-	64,057
Common stock issued at $0.022 per share	8,069,589	8,069	169,463	-	-	177,532
Common stock issued at $0.0168 per share	7,000,000	7,000	110,600	-	-	117,600
Common stock issued at $0.0124 per share	4,173,913	4,174	47,583	-	-	51,757
Common stock issued at $0.016 per share	8,850,125	8,850	132,752	-	-	141,602
Common stock issued at $0.0105 per share	6,600,000	6,600	62,700	-	-	69,300
Common stock issued at $0.0077 per share	3,057,975	3,058	20,488	-	-	23,546
Common stock issued at $0.007 per share	6,434,144	6,434	38,605	-	-	45,039
Common stock issued at $0.0067 per share	3,692,308	3,692	21,046	-	-	24,738
Converted notes payable to common stock, $0.0069 per share	1,971,014	1,971	11,629	-	-	13,600
Converted notes payable to common stock, $0.0056 per share	20,785,923	20,786	95,033	-	-	115,819
Converted notes payable to common stock, $0.0054 per share	11,000,000	11,000	47,850	-	-	58,850
Converted notes payable to common stock, $0.004 per share	5,063,291	5,063	14,937	-	-	20,000
Converted notes payable to common stock, $0.0034 per share	10,723,573	10,724	25,200	-	-	35,924
Converted notes payable to common stock, $0.0033 per share	6,153,846	6,154	13,846	-	-	20,000
Issuance of notes payable-beneficial conversion feature	-	-	(204,968)	-	-	(204,968)
Issuance of notes payable-reissuance	-	-	(552,261)	-	-	(552,261)
Reverse issuance of note payable	(838,397)	(838)	838	-	-	-
Net loss for the period ended May 31, 2012	-	-	-	-	(3,877,254)	(3,877,254)
Balance – May 31, 2012	396,639,055	$ 396,639	$8,103,043	$(1,680,000)	$ (6,716,079)	$ 103,603

The accompanying notes are an integral part of these consolidated financial statements.

Allezoe Medical Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Periods from September 24, 1998 (Date of Inception), to May 31, 2012
	Nine Months Ended		For the Period from September 24, 1998 (Inception) to May 31, 2012
	May 31, 2012	May 31,2011 (as adjusted, See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,877,254)	$ (260,168)	$ (6,716,079)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	114	-	114
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	3,380,941	-	5,461,095
Gain on extinguishment of debt	(520,493)	-	(520,493)
Amortization of deferred loan costs	825	-	1,625
Amortization of debt discount	106,679	99,901	257,584
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	15,472	6,165	25,436
Increase in prepaid expenses	(96,500)	-	(97,500)
Loans receivable	(212,174)	-	(469,827)
Increase (decrease) in accounts payable	39.806	(42,293)	46,851
Net cash used by operating activities	(1,162,584)	(196,395)	(1,859,994)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(2,120)
Net cash used by investing activities	(2,120)	-	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	1,201,407	330,000	1,713,907
Related party advances	(38,000)	(123,800)	(43,000)
Net cash provided by financing activities	1,163,407	206,200	1,882,789
Net increase (decrease) in cash	(1,297)	9,805	20,675
Cash and equivalents, beginning of period	21,972	1,015	-
Cash and equivalents, end of period	$ 20,675	$ 10,820	$ 20,675
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to common stock	$ 1,148,407	$ -	$ 1,606,901

The accompanying notes are an integral part of these consolidated financial statements.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. (“OTS”) from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 48,037,610 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 48,037,610 shares held by it immediately, and then would credit the balance of 30,217,390 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.0155 per share, or a total of $468,370, which was recorded as “Loan Receivable” on the balance sheet in March 2012.  The net effect of the rescission transaction has been to return OTS as a subsidiary of Healthcare of Today, Inc., and to remove OTS as a subsidiary of the Company.  The table below summarizes the effect of the rescission transaction in March 2012:

	Shares	Price	Value
Acquisition of OTS-February 18, 2011	78,255,000	$ 0.5500	N/A
Allezoe Shares Returned by Élan in March 2012	(48,037,610)	$ 0.0155	$ (744,583)
Stock still due to Allezoe on BioCube closing	(30,217,390)	$ 0.0155	$ (468,370)

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 1.          ORGANIZATION (continued)

The separate receivable recorded by the Company totaling $469,827 at February 29, 2012 represented amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees. This receivable was non-interest bearing and repayment by OTS was guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission. This receivable was offset by a corresponding note payable to officers of OTS of $755,320 at February 29, 2012 (See, Note 7).  Effective May 31, 2012, the Company entered into a settlement and release agreement with OTS and the OTS officers under which all of the outstanding debt owed to the former OTS officers by the Company was assumed by OTS, the OTS loan receivable was reduced to $235,000 and OTS agreed to pay the Company $235,000.  This settlement transaction was recorded at May 31, 2012 as follows:

Pre-settlement	Amounts	May 31, 2012 Adjustments	May 31, 2012 As adjusted
Loan receivable	$ 469,827	$ 234,827	$ 235,000
Long-term liabilities	$ 755,320	$ 755,320	$ 0

As a result of the settlement, the Company recorded a gain on extinguishment of debt of $520,493 as Other Income for the quarter ended May 31, 2012, which represents the difference between the $755,320 in debt transferred to OTS and the $234,827 in OTS loan receivables cancelled in the settlement.

On June 8, 2012, OTS paid $235,000 to the Company in settlement of the full amount remaining due on the OTS loan receivable.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at May 31, 2012 and May 31, 2011 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended May 31, 2012 and May 31, 2011 presented are not necessarily indicative of the results to be expected for the full year.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of May 31, 2012 and August 31, 2011, respectively, included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at May 31, 2012 and August 31, 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at May 31, 2012 and August 31, 2011, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to May 31, 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of May 31, 2012 and August 31, 2011, the Company had no balances in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

At May 31, 2012, the Company has no instruments that require additional disclosure.

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

Going Concern

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $3,877,254 and net cash used in operations of $1,162,584 for the nine months ended May 31, 2012; and negative working capital of $276,778 and an accumulated deficit of $6,716,079 at May 31, 2012.

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3.  ADJUSTMENTS TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is adjusting its previously issued consolidated financial statements for the three and nine months ended May 31, 2011 to reflect the rescission of its subsidiary Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported consolidated financial statements for the three and nine months ended May 31, 2011.

The effect of the adjustments on our statement of operations for the three months ended May 31, 2011 is as follows:

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

NOTE 3.  ADJUSTMENTS TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As previously Reported	Adjustments	As Adjusted

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	193,575	(193,575)	-
Research and development	8,408	(8,408)	-
Professional fees	82,026	(17,385)	64,641
Travel and entertainment	1,364	(1,364)	-
Rent	10,483	(10,483)	-
Insurance	49,834	(1,275)	48,559
Office expense	825	(691)	134
Telephone and internet	1,326	(973)	353
General and administrative	9,845	(3,511)	6,334
Depreciation and amortization expense	816	(816)	-
Dues and subscriptions	400	(400)	-
Repairs and maintenance	163	(163)	-
Loss from operations	(359,065)	239,044	(120,021)
OTHER INCOME (EXPENSE)
Finance cost	(133,494)	-	(133,494)
Interest, net	(85,880)	80,099	(5,781)

Net loss	$ (578,439)	$ 319,143	$ (259,296)

Net loss per share (basic and diluted)	(0.00)	N/A	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	130,425,000	N/A	52,170,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

The effect of the adjustments on our statement of operations for the nine months ended May 31, 2011 is as follows:

	As previously Reported	Adjustments	As Adjusted

REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	568,699	(568,699)	-
Research and development	8,408	(8,408)	-
Professional fees	120,297	(50,706)	69,591
Travel and entertainment	3,225	(3,225)	-
Rent	45,343	(45,343)	-
Insurance	56,425	(7,866)	48,559
Office expense	2,022	(1,620)	402
Telephone and internet	4,552	(4,199)	353
General and administrative	11,130	(4,299)	6,831
Depreciation and amortization expense	2,495	(2,495)	-
Dues and subscriptions	882	(882)	-
Repairs and maintenance	904	(904)	-
Loss from operations	(824,382)	698,646	(125,736)
OTHER INCOME (EXPENSE)
Finance cost	(133,494)	5,218	(128,276)
Interest, net	(190,788)	184,632	(6,156)

Net loss	$ (1,148,664)	$ 888,496	$ (260,168)

Net loss per share (basic and diluted)	(0.01)	N/A	$ (0.00)

Weighted average number of shares outstanding during the period-basis and diluted	130,425,000	N/A	52,170,000

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

The effect of the adjustments on our statement of cash flows for the nine months ended May 31, 2011 is as follows:

	As previously Reported	Adjustments	As Adjusted

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,148,664)	$ 888,496	$ (260,168)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense	2,495	(2,495)	-
Beneficial conversion feature	133,495	(133,495)	-
Amortization of debt discount	-	99,901	99,901
Changes in certain operating assets and liabilities
Interest accrued on notes payable	190,266	(184,101)	6,165
Increase in prepaid expenses	(1,749)	1,749	-
Increase (decrease) in accounts payable
and accrued expenses	123,503	(165,796)	(42,293)
Increase in accrued salaries	446,542	(446,542)	-
Net cash used by operating activities	(254,112)	57,717	(196,395)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(215)	215	-
Investment in patents	(31,063)	31,063	-
Net cash used by investing activities	(31,278)	31,278	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	360,535	(30,535)	330,000
Related party advances	-	(123,800)	(123,800)
Net cash provided by financing activities	360,535	(154,335)	206,200
Net increase (decrease) in cash	75,145	(65,340)	9,805
Cash and equivalents, beginning of period	17,647	(16,632)	1,015
Cash and equivalents, end of period	$ 92,792	$ (81,972)	$ 10,820
Supplemental cash flow information:
Significant non-cash activities:
Liabilities converted to notes payable	$ 1,400,750	$ (1,400,750)	$ -
Accrued interest converted to notes payable	$ 145,098	$ (145,098)	$ -

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

The following is a schedule of deferred tax assets as of May 31, 2012, and August 31, 2011:

	May 31, 2012	August 31, 2011
Net operating loss	$ 6,716,079	$ 2,475,744
Future tax benefit at 34%	2,283,467	841,753
Less: Valuation allowance	(2,283,467)	(841,753)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $1,441,714 during the nine months ended May 31, 2012.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at May 31, 2012.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through May 31, 2012. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 6.	CAPITAL STOCK (continued)

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

In January 2012, the Company converted $243,870 of notes into 27,356,116 shares of common stock.

In February 2012, the Company converted $379,345 of notes into 59,163,882 shares of common stock.

In March 2012, the Company converted $95,619 of notes into 16,721,223 shares of common stock.

In April 2012, the Company converted $91,350 of notes into 17,035,714 shares of common stock.

In May 2012, the Company converted $75,924 of notes into 21,940,710 shares of common stock.

The Company issued an additional 118,177,488 shares to Healthcare of Today, Inc. or its assignee, Élan Health Services, Inc., pursuant to the original OTS acquisition agreement and closing whereby in the event that additional common shares were issued to other parties, then additional common shares would also be issued to Healthcare of Today, Inc. so that its resulting ownership percentage of the then outstanding common shares would remain at 60 percent. Though the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 78,255,000 shares of stock previously issued to Healthcare of Today, Inc., pursuant to the agreement to rescind the acquisition of OTS, the additional 118,177,488 shares that were issued were not returned and are considered to be issued and outstanding as of May 31, 2012. These shares have been recorded at fair market value and are included in payroll related expenses on the statement of operations and stock based compensation on the statement of cash flows for the three and nine months ended May 31, 2012.

As a result of these transactions, there were 396,639,055 common shares outstanding at May 31, 2012.

NOTE 7.  NOTES PAYABLE

The following is a summary of notes payable at May 31, 2012 and August 31, 2011:

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	May 31, 2012	August 31, 2011
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and matures April 11, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $53,000 Note less conversions totaling $53,000.	-	17,083
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature May 18, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less conversions totaling $40,000.	-	6,680
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	35,000	-

Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature October 23, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price. $40,000 Note less conversions totaling $13,000.	27,000	-
Crystal Falls Investments, LLC.
Convertible notes payable to Crystal Falls. The notes accrue interest at 9% per annum and mature January 31, 2012 and are convertible into shares of Allezoe common stock at a price discounted from the average trading price. $100,000 Note less conversions totaling $100,000.	-	40,815
Asher Enterprises, Inc.
Note payable to Asher Enterprises, Inc. The note accrues interest at 8% per annum and mature February 28, 2013 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	37,500	-

ALLEZOE MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Magna Group
Convertible notes payable to The Magna Group. The note accrues interest at 12% per annum and mature November 4, 2012 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Panache Group
Convertible notes payable to The Panache Group. The note accrues interest at 10% per annum and mature January 10, 2013 and is convertible into shares of Allezoe common stock at a price discounted from the average trading price. $50,000 in Notes less discount of $16,667 for conversion.	33,333	-
Common Stock LLC
Convertible notes payable to Common Stock, LLC. The note accrues interest at 6% per annum and mature October 31, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Common Stock LLC
Convertible notes payable to Common Stock, LLC. The note accrues interest at 6% per annum and mature December 19, 2012 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Common Stock LLC
Convertible notes payable to Common Stock, LLC. The note accrues interest at 6% per annum and mature February 8, 2013 and is convertible 180 days after issuance into shares of the Company’s common stock at a price discounted from average trading price.	20,000	-
Total notes payable – current	$ 226,166	$ 64,578

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

May 31, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

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

NOTE 8.  SUBSEQUENT EVENTS

In June, 2012, we issued a total of 4,406,779 common shares to Magna Group, LLC. on one conversion totaling $9,000 in principal amount of loans, at a price equal to $0.0020 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 2,644,067 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

As a result of the issue of these shares, we now have a total of 403,689,901 common shares issued and outstanding as of July 23, 2012.

On June 8, 2012, we received a total of $235,000 in cash from OTS in payment of the receivable resulting from the May 31, 2012 settlement of all issues with OTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

The separate receivable recorded by the Company totaling $469,827 at February 29, 2012 represented amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees. This receivable was non-interest bearing and repayment by OTS was guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission. This receivable was offset by a corresponding note payable to officers of OTS of $755,320 at February 29, 2012 (See, Note 7).

 Effective May 31, 2012, the Company entered into a settlement and release agreement with OTS and the OTS officers under which all of the outstanding debt owed to the former OTS officers by the Company was assumed by OTS, the OTS loan receivable was reduced to $235,000 and OTS agreed to pay the Company $235,000.  This settlement transaction was recorded at May 31, 2012 as follows:

Pre-settlement	Amounts	May 31, 2012 Adjustments	May 31, 2012 As adjusted
Loan receivable	$ 469,827	$ 234,827	$ 235,000
Long-term liabilities	$ 755,320	$ 755.320	$ 0

As a result of the settlement, the Company recorded gain on extinguishment of debt of $520,493 as Other Income for the quarter ended May 31, 2012, which represents the difference between the $755,320 in debt transferred to OTS and the $234,827 in OTS loan receivables cancelled in the settlement.

On June 8, 2012, OTS paid $235,000 to the Company in settlement of the full amount remaining due on the OTS loan receivable.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased $1,297 from $21,972 at August 31, 2011 to $20,675 at May 31, 2012. On February 24, 2011, we borrowed $25,000 from Orchid Island Capital, LLC and issued a convertible debenture in that amount due in August 2011 at 9 percent interest. The debenture is convertible into shares of our common stock at a price discounted 30 percent from the ten day average market price at the time of conversion.

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

In November and December, 2011, Magna Group, LLC issued five notices of conversion totaling $260,000. We accrued interest of $5,736 on this note as of May 31, 2012.

We received loan proceeds of $50,000 in November of 2011 from Hanover Holdings, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 50 percent of the lowest trading price for our common stock for the ten trading days prior to the notice of conversion.  In May 2012, two notices of conversion were issued totaling $40,000. We accrued interest of $6,588 on this note as of May 31, 2012.

We received loan proceeds of $32,500 in November of 2011 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 58 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In April 2012, Asher issued two notices of conversion totaling $32,500.

We received loan proceeds of $50,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion. We accrued interest of $921 on this note as of May 31, 2012.

We received loan proceeds of $20,000 in January of 2012 from Common Stock, LLC, an unrelated third party, due October 31, 2012 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $858 on this note as of May 31, 2012.

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

We received loan proceeds of $40,000 in January of 2012 from Asher Enterprises, LLC, an unrelated third party, due October 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In February, 2012 Asher Enterprises, LLC issued two notices of conversion totaling $28,000. We accrued interest of $552 on this note as of May 31, 2012.

We received loan proceeds of $50,000 in January of 2012 from Panache Capital, LLC, an unrelated third party, due January 10, 2013 at 10 percent interest. The note is convertible into common stock at a price equal to 75 percent of the five lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $958 on this note as of May 31, 2012.

We received loan proceeds of $97,500 in January of 2012 from Panache Capital, LLC, an unrelated third party, due January 10, 2013 at 10 percent interest. The note is convertible into common stock at a price equal to 75 percent of the five lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In January and February, 2012 Panache Capital, LLC issued two notices of conversion totaling $97,500. We accrued interest of $1,870 on this note as of May 31, 2012.

We received loan proceeds of $40,000 in February of 2012 from Asher Enterprises, LLC, an unrelated third party, due November 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In March 2012, Asher issued a notice of conversion totaling $13,000. We accrued interest of $1,157 on this note as of May 31, 2012.

We received loan proceeds of $322,785 in February of 2012 from ICG USA, LLC, an unrelated third party, due February 14, 2013 at 6 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In February, March, April, and May 2012 ICG USA, LLC issued six notices of conversion totaling $322,785.

We received loan proceeds of $20,000 in March of 2012 from Common Stock, LLC, an unrelated third party, due December 19, 2012 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $35,000 in March 2012 from Asher Enterprises, LLC, an unrelated third party, due January 30, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $37,500 in April 2012 from Asher Enterprises, LLC, an unrelated third party, due December 14, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $20,000 in May of 2012 from Common Stock, LLC, an unrelated third party, due February 8, 2013 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

On June 8, 2012, we received a cash payment of $235,000 from OTS as part of the settlement of all issues with OTS effective May 31, 2012.

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

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees.  We have entered into a consulting agreement dated July 1, 2011 with Michael Gelmon, our Chairman and Chief Executive Officer, under which Mr. Gelmon provides services as an officer and director for a monthly fee of $10,000. The consulting agreement is for an initial term of three years and extends annually unless terminated by either party at the end of the term, as extended.  We also entered into a consulting agreement with CFOs to GO, Inc. to provide legal, financial, accounting and similar services, including assistance in preparing, filing and converting to EDGAR and XBRL filings for a monthly fee of $10,000, and a similar agreement with Matriarch Management, Inc. for the provision of administrative, IR, PR and related services, also for a fee of $10,000 monthly..  Ezequiel Rodriguez, who serves as our Secretary and Assistant General Counsel, is provided at no additional fee or charge under these consulting agreements.  John Burke, who serves as consulting principal financial officer, and Robert Hipple, who serves as consulting corporate general counsel, are also provided under these consulting agreements, but neither Mr. Burke nor Mr. Hipple are officers, directors, or employees of the Company.

A summary of notes payable by the Company at May 31, 2012 and August 31, 2011is contained in Note 7 to the Financial Statements included in this Quarterly Report and which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three and nine months ended May 31, 2012 and May 31, 2011, the Company had no operating revenues.  Since inception, the Company has yet to earn operating revenues and has incurred cumulative net losses of $6,716,079.  For the three and nine months ended May 31, 2012, the Company had net income of $52,841 and a net loss of $3,877,254, respectively. For the three and nine months ended May 31, 2011, the Company had net losses of $259,296 and $260,168 respectively. Our activities have been attributed primarily to start up and business development.

For the quarters ended May 31, 2012 and May 31, 2011, we incurred operating expenses of $458,657 and $120,021, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at May 31, 2012.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of May 31, 2012. Our shares are traded on the OTCBB under the symbol ALZM. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC, being as a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

Trends

We are in the development stage and have not generated any revenue. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K/A filed with the SEC on July 11, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of May 31, 2012 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of May 31, 2012, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended May 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three and nine months ended May 31, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

29

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

In April, 2012, we issued a total of 6,035,714 common shares to Asher on two conversions totaling $32,500 in principal amount of loans, at a price equal to $0.0056 per share, representing 75 percent of the low price for the shares during a three day trading period. We also issued 11,000,000 common shares to ICG USA LLC on one conversion totaling $58,850 in principal amount of loans, at a price equal to $0.0054 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 6,600,000 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In May, 2012, we issued a total of 11,217,137 common shares to Magna Group, LLC. on two conversions totaling $40,000 in principal amount of loans, at a price equal to $0.0040 and $0.0033 per share, representing 75 percent of the low price for the shares during a three day trading period. We also issued 10,723,573 common shares to ICG USA LLC on one conversion totaling $34,745 in principal amount of loans, at a price equal to $0.0032 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 13,184,427 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

In June, 2012, we issued a total of 4,406,779 common shares to Magna Group, LLC. on one conversion totaling $9,000 in principal amount of loans, at a price equal to $0.0020 per share, representing 75 percent of the low price for the shares during a three day trading period, and also issued 2,644,067 common shares to Élan Health Services, Inc. to maintain its 60 percent voting control, as agreed in the acquisition of Organ Transport Systems, Inc.

As a result of the issue of these shares, we now have a total of 403,689,901 common shares issued and outstanding as of July 23, 2012.

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
Consulting Principal Accounting Officer

Dated: July 23, 2012