Form 10-K
period 2012-08-31
Novation Holdings Inc
filed 2012-12-14
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to                      .

Commission File Number

001-33090

NOVATION HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

ALLEZOE MEDICAL HOLDINGS, INC.

(Former Name, if changed since last filing)

Florida	46-1420443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 29, 2012 was $1,354,252.

There were 33,287,857 shares of the Registrant’s $.001 par value common stock outstanding as of November 7, 2012

Table of Contents

NOVATION HOLDINGS, INC.

FORM 10-K

i

NOVATION HOLDINGS, INC.

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

PART I

EXPLANATORY NOTE

At the Annual Meeting of Shareholders held on October 25, 2012, our shareholders approved the following:

1.

A corporate name change from Allezoe Medical Holdings, Inc. to Novation Holdings, Inc.

2.

The transfer of our place of incorporation from Delaware to Florida.

3.

A 1:15 reverse split of our common stock.

These changes were effective on or before November 7, 2012.  Our trading symbol also has changed from ALZM to ALZMD on an interim basis, but will be changed on or before December 5, 2012 to a new trading symbol consistent with our new corporate name. These changes are applied retroactively in this Annual Report on Form 10-K although the actual effective date was after the end of the fiscal year on August 31, 2012, to more clearly reflect the current status of the company.  Accordingly, the number of shares of our common stock outstanding at August 31, 2012 has been adjusted from 451,417,495, the actual number of pre-reverse split common shares outstanding, to 30,094,500 common shares after giving effect to the 1:15 reverse split and adjusting any partial shares resulting from the reverse split upward to the next highest whole number of shares.  The reverse stock split has been given retroactive recognition in this Form 10-K.  All shares and per share information has been retroactively adjusted to reflect the stock split.

ITEM 1.	BUSINESS

Novation Holdings, Inc. (the “Company” or “we”), formerly Allezoe Medical Holdings, Inc., is a development stage company and is engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, technology and similar markets. We were organized originally under the laws of the State of Delaware as Stanford Management Ltd., on September 24, 1998, and, effective on October 25, 2012, transferred our place of incorporation from Delaware to Florida and changed our corporate name to Novation Holdings, Inc.

We originally formed our Company for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical device industry. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was then considered to be the surviving entity, with the Company including only the financial results of OTS in our financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and that there were other unexpected issues and concerns relating to the acquisition. As a result, we determined to reverse the acquisition and the transaction was rescinded by agreement.

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

Current Business of the Company

We are in the business of medical technology development and marketing, operating through wholly-owned subsidiaries to which we provide management, administrative, financial and other support services.  We are also actively seeking other related acquisitions in the medical device field, as well as in other market segments where the development time and cost are less and the production of operating revenues can be accelerated

Our wholly-owned subsidiary, SureScreen Medical, Inc., has entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer. In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

Currently HPV infects 233 million women worldwide; one woman dies every 2 hours from cervical cancer. Many experts advocate for HPV vaccination, but unexplained deaths in some patients has caused alarm. The Centers for Disease Control and Prevention (CDC) has examined 35 deaths that occurred among young people who received the vaccine. While no causation has been established, many patients and parents are avoiding the vaccine option. For this and other reasons, including the vaccine's cost and the inconvenience of it being administered over a number of visits, many patients don't actually complete the series. Last year only 32 percent of teenage girls nationwide received all three shots needed to prevent HPV infection.  While popular, HPV vaccines do not treat existing HPV infections or HPV-associated diseases. Nor does the vaccine completely protect from all strains of HPV. Merck's Gardisil® vaccine prevents 70% of virally-caused cervical cancer but may only have limited effect against the other strains. The technology, equipment, and procedures SureScreen™ has announced are comprehensive in that a light-based exam identifies cells damaged by all known strains of HPV -- with 98% accuracy, in a single visit, and at low cost.  For those who receive the vaccine, our new technology serves as a natural complement, screening for HPV-related damage that occurred in the window before the vaccine was administered. SureScreen™ will see the technology through regulatory approvals and clearances, to be followed by a broad market release. We have received notice that the pending patent application for the technology has been approved in Europe and we continue to pursue the patent application in the United States.

We are also negotiating the acquisition of a health and beauty products manufacturing and distribution company, and have entered into agreements to acquire Casita de los Niños, LLC, a language immersion program for children doing business as Immersion House, and Burgoyne Internet Services, LLC, a regional internet service provider (ISP). (See, Subsequent Events).

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

CURRENTLY, THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY SIGNIFICANT PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL CONTINUE TO BE QUOTED FOR TRADING AND, EVEN IF QUOTED, IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

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

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Elan Health Services, Inc. owns approximately 23 percent of our common stock.  As a result, all of our officers and directors may be elected by Elan Health Services, Inc. which will be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Our common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”), previously under the symbol “ALZM.OB” and currently under the symbol “ALZMD.OB”.  During the year ended August 31, 2012 and to the date of this Report, we have not purchased or otherwise acquired any of our equity securities.

The following table sets forth the range of high and low closing prices (prior to the reverse split) of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.

Closing Prices (Pre-Reverse split)
	High	Low
FISCAL 2012
First Quarter (September 1, 2011 through November 30, 2011)	$ 0.04	$ 0.009
Second Quarter (December 1, 2011 through February 29, 2012)	$ 0.04	$ 0.006
Third Quarter (March 1, 2012 through May 31, 2012)	$ 0.016	$ 0.006
Fourth Quarter (June 1, 2012 through August 31, 2012)	$ 0.012	$ 0.003

FISCAL 2011
First Quarter (September 1, 2010 through November 30, 2010)	$ *	$ *
Second Quarter (December 1, 2010 through February 28, 2011)	$ 0.40	$ 0.36
Third Quarter (March 1, 2011 through May 31, 2011)	$ 2.46	$ 0.55
Fourth Quarter (June 1, 2011 through August 31, 2011)	$ 0.66	$ 0.40

* Prior to February 2011 and the change in the trading symbol, there was limited trading activity in the stock of the Company.

On August 31, 2011, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.57 (pre-reverse split) and there were approximately 65 shareholders of record.

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

Common Stock

As of November 29, 2012 there were approximately 41 record holders of our common stock with 33,287,857 common shares issued and outstanding.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective October 25, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  At the date of this report, no preferred shares have been issued. The reverse stock split has been given retroactive recognition in this Form 10-K.  All shares and per share information has been retroactively adjusted to reflect the stock split.

We are engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, technology and similar markets. We formed our Company for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical device industry. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was then considered to be the surviving entity, with the Company including only the financial results of OTS in our financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and that there were other, unexpected issues and concerns relating to the acquisition. As a result, we determined to reverse the acquisition and the transaction was rescinded by agreement.

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased from $21,972 at August 31, 2011 to $1,245 at August 31, 2012. During 2012, our primary sources of cash were cash provided by borrowings under notes payable issuances. Our primary uses of cash were for operating activities.

2012 and 2011 Operating, Investing, and Financing Activities

Operating activities in 2012 and 2011 used $761,171 and $616,797 of cash flow, respectively. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash outflows are largely attributable to recurring expenditures for labor and other activities. For the years ended August 31, 2012 and 2011, we reported net losses of $6,427,618 and $2,475,744, respectively.

Changes in the components of our working capital impact cash flow from operating activities. During 2012, our loan receivable balance increased $0. During 2012, accrued interest on notes payable increased $44,771, contributing favorably to our net cash flows from operating activities. Changes in accounts payable and accrued expenses, and other current and non-current liabilities also impact our cash flow from operating activities. During 2012, our accounts payable and accrued expenses increased $11,545 positively impacting our net cash provided by operating activities. During 2011, our accounts payable and accrued expenses decreased $124,223, contributing negatively to our net cash provided by operating activities.

12

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

In November and December, 2011, Magna Group, LLC issued five notices of conversion totaling $260,000.

We received loan proceeds of $50,000 in November of 2011 from Hanover Holdings, LLC, an unrelated third party, due November 4, 2012 at 12 percent interest. The note is convertible into common stock at a price equal to 50 percent of the lowest trading price for our common stock for the ten trading days prior to the notice of conversion.  The note was fully converted as of August 31, 2012.

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

We received loan proceeds of $50,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion. The note was fully converted as of August 31, 2012.

We received loan proceeds of $20,000 in January of 2012 from Common Stock, LLC, an unrelated third party, due October 31, 2012 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In July and August 2012, two notices of conversion were issued totaling $6,000. We accrued interest of $1,777 on this note as of August 31, 2012.

We received loan proceeds of $195,000 in January of 2012 from Magna Group, LLC, an unrelated third party, due January 4, 2013 at 12 percent interest. The note is convertible into common stock at a price equal to 75 percent of the lowest trading price for our common stock for the three trading days prior to the notice of conversion. The note was fully converted as of August 31, 2012.

We received loan proceeds of $40,000 in January of 2012 from Asher Enterprises, LLC, an unrelated third party, due October 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. This note was fully converted into common stock as of August 31, 2012.

We received loan proceeds of $50,000 in January of 2012 from Panache Capital, LLC, an unrelated third party, due January 10, 2013 at 10 percent interest. The note is convertible into common stock at a price equal to 75 percent of the five lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $2,829 on this note as of August 31, 2012. In July and August 2012, two notices of conversion were issued totaling $40,320.

13

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

We received loan proceeds of $40,000 in February of 2012 from Asher Enterprises, LLC, an unrelated third party, due November 23, 2012 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. As of August 31, 2012, Asher issued a notice of conversion totaling $25,000. We accrued interest of $1,157 on this note as of August 31, 2012.

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

We received loan proceeds of $50,000 in July of 2012 from JMJ Financial, an unrelated third party, due July 30, 2013 at 5 percent interest. The note is convertible into common stock at a price equal to 70 percent of the lowest trading price for our common stock for the twenty five trading days prior to the notice of conversion.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the HPV technology to market. We expect to do so during the remainder of 2012. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Financing activities provided $742,564 and $637,754 of cash during 2012 and 2011, respectively.

See ITEM 8. “FINANCIAL STATEMENTS, Note 7 – “Notes Payable” for additional information regarding our outstanding debt.

Year 2013 Cash Requirements and Potential Sources of Liquidity

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding. We expect to do so in 2013. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis.

Off-Balance Sheet Arrangements

None

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2012. However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including bank financing, will likely have a disproportionate impact on all micro-cap companies. As a result, we may not be able to execute our business plan due to our inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Contractual obligations

Currently, we have no employment agreements or other contractual undertakings with any of our officers, directors or employees.

A summary of notes payable at August 31, 2012 and 2011 may be found in Note 7 to our financial statements included later in this Report.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations for the Years Ended August 31, 2012 and 2011.

For the years ended August 31, 2012 and 2011, the Company had no revenues.  Since inception, the Company has yet to earn revenues and has incurred cumulative net losses of $9,266,443.  For the years ended August 31, 2012 and 2011, the Company had net losses of $6,427,618 and $2,475,744, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended August 31, 2012 and 2011, we incurred operating expenses of $5,380,260 and $2,313,997, respectively.

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

Novation Holdings, Inc.
(A Development Stage Company)

Financial Statements

August 31, 2012 and 2011

CONTENTS

Page(s)

Reports of Independent Registered Certified Public Accounting Firm	18

Consolidated Balance Sheets - As of August 31, 2012 and 2011	19

Consolidated Statements of Operations -	20
For the years ended August 31, 2012 and 2011
and the period from September 24, 1998 (inception)
through August 31, 2012

Consolidated Statement of Stockholders’ Equity (Deficit)	21
For the years ended August 31, 2012 and 2011
and the period from September 24, 1998 (inception)
through August 31, 2012

Consolidated Statements of Cash Flows -	22
For the years ended August 31, 2012 and 2011
and the period from September 24, 1998 (inception)
through August 31, 2012

Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofNovation Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Novation Holdings, Inc. and subsidiaries (a development stage company) as of August 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from September 24, 1998, inception, to August 31, 2012. Novation Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Holdings, Inc. and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from September 24, 1998, inception, to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company is in the development stage, has had minimal operations to date, has an accumulated deficit, and negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 14, 2012

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011

ASSETS
CURRENT ASSETS
Cash	$ 1,245	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	2,245	22,972
Property, plant and equipment (net of accumulated
depreciation of $221 and $0 respectively)	1,899	-
Deferred loan costs, net of accumulated amortization of $15,689and $800	4,811	4,700
Loan receivable	48,000	257,653
Advances to related parties	42,500	5,000
Total assets	$ 99,455	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 18,590	$ 7,045
Notes payable - net of debt discount of $25,861 and $128,442	181,319	64,578
Accrued interest	13,438	9,964
Derivative liability	30,815	-
Total current liabilities	244,152	81,587
Total liabilities	244,152	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 30,094,500 and 4,121,669 shares
issued and outstanding	30,094	4,121
Additional paid in capital	9,091,652	3,043,442
Deficit accumulated during the development stage	(9,266,443)	(2,838,825)
Total stockholders' equity (deficit)	(144,697)	208,738
Total liabilities and stockholders' equity	$ 99,455	$ 290,325

See accompanying notes to consolidated financial statements.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended		Cumulative from Inception to August 31, 2012
	August 31, 2012	August 31, 2011
REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	4,012,477	2,053,067	6,065,544
Professional fees	1,260,948	189,565	1,540,605
Travel and entertainment	31,441	3,110	34,551
Insurance	25,000	48,559	73,559
Office expense	124	378	1,333
Telephone and internet	1,600	1,553	7,953
General and administrative	38,412	13,507	319,277
Dues and subscriptions	10	55	65
Repairs and maintenance	10,248	4,203	14,451

Loss from operations	(5,380,260)	(2,313,997)	(8,057,338)

OTHER INCOME (EXPENSE)
Finance cost	-	(133,494)	(133,494)
Gain on extinguishment of debt	523,667	-	523,667
Interest, net	(1,529,378)	(28,253)	(1,557,631)
Derivative expense	(169,878)	-	(169,878)
Change in fair market value of derivatives	130,452	-	130,452
Other, net	(2,221)	-	(2,221)

Net loss	$ (6,427,618)	$ (2,475,744)	$ (9,266,443)

Net loss per share (basic and diluted)	$ (0.37)	$ (0.69)

Weighted average number of shares outstanding during the period-basic and diluted	17,161,733	3,584,339

See accompanying notes to consolidated financial statements.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to August 31, 2012
(Adjusted retroactively to reflect 1:15 reverse split effective on November 7, 2012)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, 1998-2009 (founders-$0.015/share)	3,478,000	3,478	51,972	-	55,450
Contributions-noncash expenses	-	-	138,000	-	138,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	3,478,000	3,478	190,572	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010	3,478,000	3,478	203,172	(363,081)	(156,431)
Common stock issued for services, $6.30 per share	533,333	533	1,679,467	-	1,680,000
Converted notes payable to common stock, $5.40 per share	98,951	99	724,911	-	735,010
Common stock issued for services, $10.86 per share	11,385	11	123,627	-	123,638
Beneficial Conversion Feature-Issuance of notes payable	-	-	302,265	-	302,265
Net loss for the year ended August 31, 2011	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011	4,121,669	$ 4,121	$ 3,043,442	$ (2,838,825)	$ 208,738
Converted notes payable to common stock ($0.029-0.28/share)	15,265,741	15,266	1,272,111	-	1,287,379
Total Elan Antidilutive	8,054,770	8,055	2,695,904	-	2,703,959
Total Common stock issued for services ($0.1-8.55/share)	2,708,213	2,708	698,335	-	701,043
Stock compensation expense	-	-	980,000	-	980,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	401,804	-	401,804
Reverse issuance of notes payable	(55,893)	(56)	56	-	-
Net loss for the year ended August 31, 2012	-	-	-	(6,427,618)	(6,427,618)
Balance - August 31, 2012	30,094,500	$ 30,094	$ 9,091,652	$ (9,266,443)	$ (144,697)

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended		For the Period from September 24, 1998 (Inception) to August 31, 2012
	August 31, 2012	August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,427,618)	$ (2,475,744)	$ (9,266,443)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	221	-	221
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	4,385,002	2,080,154	6,465,156
Gain on extinguishment of debt	(523,667)	-	(523,667)
Gain/loss on derivatives	39,426	-	39,426
Amortization of deferred loan costs	14,889	800	15,689
Amortization of debt discount	1,484,607	150,905	1,635,512
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	44,771	9,964	54,735
Increase in prepaid expenses	-	(1,000)	(1,000)
Loans receivable	209,653	(257,653)	(48,000)
Increase (decrease) in accounts payable	11,545	(124,223)	18,590
Net cash used by operating activities	(761,171)	(616,797)	(1,458,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(2,120)
Net cash used by investing activities	(2,120)	-	(2,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	156,432	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	780,064	512,500	1,292,564
Related party advances	(37,500)	(31,178)	(42,500)
Net cash provided by financing activities	742,564	637,754	1,461,946
Net increase (decrease) in cash	(20,727)	20,957	1,245
Cash and equivalents, beginning of period	21,972	1,015	-
Cash and equivalents, end of period	$ 1,245	$ 21,972	$ 1,245
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to common stock	$ 1,287,377	$ 458,495	$ 1,745,872
Accrued interest converted to notes payable	$ 41,307	$ -	$ 41,307
Reclassification of debt discount to paid-in-capital	$ 401,804	$ -	$ 401,804

See accompanying notes to consolidated financial statements.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Novation Holdings, Inc., Allezoe Medical Holdings, Inc., formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2008.  Effective October 25, 2012, the Company amended its Articles of Incorporation to change its name to Novation Holdings, Inc., increased its authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001, and changed its place of incorporation from Delaware to Florida.

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

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. (“OTS”) from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 5,217,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 3,202,507 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 3,202,507 shares held by it immediately, and then would credit the balance of 2,014,493 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.2325per share, or a total of $468,370, which was recorded as “Loan Receivable” on the balance sheet in March 2012.  The net effect of the rescission transaction has been to return OTS as a subsidiary of Healthcare of Today, Inc., and to remove OTS as a subsidiary of the Company.  The table below summarizes the effect of the rescission transaction in March 2012:

	Shares	Price	Value
Acquisition of OTS-February 18, 2011	5,217,000	$ 8.2500	N/A
Shares Returned by Élan in March 2012	(3,202,507)	$ 0.2325	$ (744,583)
Stock still due at August 31, 2012*	2,014,493	$ 0.2325	$ (468,370)

•

The remaining shares due to be returned as of August 31, 2012 have been returned and have been retired.

As a result of the rescission of the OTS transaction, on July 11, 2012, the Company amended its prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2011.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

The reverse stock split has been given retroactive recognition in this Form 10-K.  All shares and per share information has been retroactively adjusted to reflect the stock split.

Nature of Operations

The Company has a wholly-owned subsidiary, SureScreen Medical, Inc., through which it has entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise through August 31, 2012. Activities during the development stage include company formation, equity issued for patents and technology, and fixed assets and further implementation of the business plan. The Company has not generated any revenues since inception.  We have subsequently acquired or agreed to acquire operating subsidiaries that are producing income and actively engaged in operating activities, and will no longer be required to report as a development stage company for the fiscal year beginning September 1, 2012.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate in 2012 and 2011 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at August 31, 2012 and 2011, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at August 31, 2012 and 2011, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to August 31, 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of earnings per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012, retroactively to September 24, 1998, the date of inception.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. There have been no grants of any stock or other equity as of August 31, 2012.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

On July 1, 2011, the Company issued 333,333 post-split shares of common stock valued at $2,100,000 to the Company’s Chairman and CEO, with the shares originally vesting over 5 years on a proportionate basis. As of August 31, 2011, one-fifth or 66,667 shares valued at $420,000 had vested. Mr. Gelmon conveyed two thirds of the original 333,333 post-split shares to two other parties for reasons unrelated to the Company, retaining a total of 111,111 shares. The non-vested balance at August 31, 2011 of 266,667 total shares valued at $1,680,000 had been issued but were being held in escrow for release on an annual basis each July 1. During the year ended August 31, 2012, the Company revised the vesting term to 3 years and released an additional 155,556 shares valued at $980,000. The non-vested balance of at August 31, 2012 was one-third of the original issuance or 111,111 shares valued at $700,000, of which Mr. Gelmon holds 37,037 shares to be received. In accordance with ASC 718, compensation cost related to shares issued is recognized over the vesting period with an off-setting credit to additional paid-in capital. Also, the deferred equity balance of $1,680,000 at August 31, 2011 was reclassified and netted against additional paid-in capital in the 2011 financial statements.

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

Fair Value of Financial Instruments

All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held-for-trading financial assets are measured at fair value with changes in fair value recognized in earnings. Available-for-sale financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

The carrying amounts of the Company’s other short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments. The Company does not utilize financial derivatives or other contracts to manage commodity price risks. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

Fair Value of Financial Instruments (continued)

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Binomial pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the consolidated statement of operation. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

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

NOTE 2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has not yet emerged from the development stage, has a net loss of $6,427,618 and net cash used in operations of $761,171 for the year ended August 31, 2012; and negative working capital of $241,907 and an accumulated deficit of $9,266,443 at August 31, 2012.

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

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the year ended August 31, 2011 to reflect the rescission of the previous acquisition of Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported financial statements as of and for the year ended August 31, 2011.   This restatement was reflected in an amended Form 10-K/A filed with the SEC in July 2012 for the year ended August 31, 2011.

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

The following is a schedule of deferred tax assets as of August 31, 2012, and August 31, 2011:

	August 31, 2012	August 31, 2011
Net operating loss	$9,266,443	$2,475,744
Future tax benefit at 34%	3,150,591	841,753
Less: Valuation allowance	(3,150,591)	(841,753)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $2,308,838 during the year ended August 31, 2012.

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

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through August 31, 2012. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Matriarch Management Inc. provides financial, accounting, and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2012.  Michael Gelmon, who serves the Company as CEO, is paid as a consultant to the Company at the rate of $10,000 per month, commencing July 1, 2012.  Mr. Gelmon is a Canadian citizen and resident.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001.  No preferred shares have been issued.

.

During the year ended August 31, 2012, the Company issued Company stock as follows:

On September 2, 2011, the Company issued 26,087 shares of common stock for services rendered under consulting agreements.

On October 13, 2011, the Company issued 266,667, shares of common stock for services rendered under consulting agreements.

On November 8, 2011, the Company converted $50,000 of notes into 177,778 shares of common stock.

On November 17, 2011, the Company converted $50,000 of notes into 322,061 shares of common stock.

On November 29, 2011, the Company converted $60,000 of notes into 592,593 shares of common stock.

In December 2011, the Company converted $101,000 of notes into 1,216,508 shares of common stock.

In December 2011, the Company issued 2,415,459 shares of common stock for $250,000 of consulting fees.

In January 2012, the Company converted $243,870 of notes into 27,356,116 shares of common stock.

In February 2012, the Company converted $379,345 of notes into 1,823,741 shares of common stock.

In March 2012, the Company converted $95,619 of notes into 3,944,259 shares of common stock.

In April 2012, the Company converted $91,350 of notes into 1,135,714 shares of common stock.

In May 2012, the Company converted $75,924 of notes into 1,462,714 shares of common stock.

In June 2012, the Company converted $13,000 of notes into 293,785 shares of common stock.

In July 2012, the Company converted $53,000 of notes into 1,038,793 shares of common stock.

In August 2012, the Company converted $72,970 of notes into 2,143,097 shares of common stock.

The Company issued an additional 8,054,770 shares to Élan Health Services, Inc., pursuant to the original OTS acquisition agreement and closing whereby in the event that additional common shares were issued to other parties, then additional common shares would also be issued to maintain its ownership percentage of the then outstanding common shares at 60 percent. Though the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 5,217,000 shares of stock previously issued to Healthcare of Today, Inc., pursuant to the agreement to rescind the acquisition of OTS, the additional 8,054,770 shares that were issued were not returned and were considered to be issued and outstanding as of August 31, 2012. These shares have been recorded at fair market value and are included in payroll related expenses on the statement of operations and stock based compensation on the statement of cash flows for the year ended August 31, 2012.

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 6. CAPITAL STOCK (continued)

As a result of these transactions, there were 30,094,500 common shares outstanding at August 31, 2012.

On July 1, 2011, the Company issued 333,333 shares of common stock valued at $2,100,000 to the Company’s Chairman and CEO, with the shares originally vesting over 5 years on a proportionate basis. As of August 31, 2011, one-fifth or 66,667 shares valued at $420,000 had vested. Mr. Gelmon conveyed two thirds of the original 333,333 shares to two other parties for reasons unrelated to the Company, retaining a total of 1,666,667 pre-split shares. The non-vested balance at August 31, 2011 of 266,666 total pre-split shares valued at $1,680,000 had been issued but were being held in escrow for release on an annual basis each July 1. During the year ended August 31, 2012, the Company revised the vesting term to 3 years and released an additional 2,333,333 pre-split shares (155,556 post split) valued at $980,000. The non-vested balance of at August 31, 2012 was one-third of the original issuance or 1,666,667 shares valued at $700,000, which is now 111,111 shares as a result of the 1:15 reverse split, of which Mr. Gelmon holds 37,037 shares to be received. In accordance with ASC 718, compensation cost related to shares issued is recognized over the vesting period with an off-setting credit to additional paid-in capital. Also, the deferred equity balance of $1,680,000 at August 31, 2011 was reclassified and netted against additional paid-in capital in the 2011 financial statements.

NOTE 7.  NOTES PAYABLE

* The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15    "Derivatives and Hedging" and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following is a summary of notes payable at August 31, 2012 and August 31, 2011:

Description	August 31, 2012	August 31, 2011
Asher Enterprises, Inc. *

On July 7, 2011, the Company issued its promissory note in the amount of $53,000 to an unrelated third party for additional working capital. The note was due on April 11, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.   The carrying amount of the debt discount was $0 and 35,917, respectively. The note was fully converted at August 31, 2012.

	-	17,083
Asher Enterprises, Inc. *

On August 16, 2011, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on May 18, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 58 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert.  The carrying amount of the debt discount was $0 and $33,320, respectively. The note was fully converted at August 31, 2012.

	-	6,680

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 7.  NOTES PAYABLE (continued)

Description	August 31, 2012	August 31, 2011

Asher Enterprises, Inc. *
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carried interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of August 31, 2012.	37,500	-
Asher Enterprises, Inc. *
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carried interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of August 31, 2012.	35,000	-
Asher Enterprises, Inc. *

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $8,288 and $0, respectively. $25,000 was converted to common stock at August 31, 2012.

	6,712	-
Crystal Falls Investments, LLC.
On July 26, 2011, the Company issued its promissory note in the amount of $100,000 to an unrelated third party for additional working capital. The note was due on January 31, 2012 and carried interest at 9 percent per annum, payable at maturity. The note was convertible into common stock of the Company immediately after issuance, at the election of the Holder, at $0.29. The carrying amount of the debt discount was $0 and $59,185, respectively. $60,000 was converted to common stock at August 31, 2012 and the remaining $40,000 was sold to Asher Enterprises, Inc. and subsequently converted.	-	40,815

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 7.  NOTES PAYABLE (continued)

Description	August 31, 2012	August 31, 2011

Common Stock LLC *

On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $8,493 and $0, respectively. $6,000 was converted to common stock at August 31, 2012.

	5,507	-
Common Stock LLC *
On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carried interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Note was fully outstanding at August 31, 2012.	20,000	-
Common Stock LLC *
On May 8, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Note was fully outstanding at August 31, 2012.	20,000	-
Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carried interest at 10 percent per annum, payable at maturity. The note is immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $3,580 and $0, respectively. $40,320 was converted to common stock at August 31, 2012.

	6,100	-

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 7.  NOTES PAYABLE (continued)

Description	August 31, 2012	August 31, 2011

JMJ Financial *
On July 30, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on July 30, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $5,500 unamortized portion remains at August 31, 2012. There were no conversions at August 31, 2012.	50,500	-
Total notes payable – current	181,319	64,578

NOTE 8.  DERIVATIVE LIABILITIES

The Company has various convertible instruments outstanding more fully described in Note 7. Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments.

As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the year ended August 31, 2012, the Company recognized new derivative liabilities of $1,072,447 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $169,878, and was recorded as a loss on derivatives for the year ended August 31, 2012.

As a result of conversion of notes payable described in Note 7, the Company reclassified $1,172,084 of derivative liabilities to equity and the change in fair value of derivatives was $130,452.

As of August 31, 2012, the fair value of the Company’s derivative liabilities was $30,815 and $130,452 was recognized as a gain on derivatives due to change in fair value of the liabilities during the year ended August 31, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2011	$—
ASC 815-15 additions	1,072,447
Change in fair value	130,452
ASC 815-15 deletions	(1,172,084)
Balance at August 31, 2012	$30,815

NOVATION MEDICAL HOLDINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

NOTE 8.  DERIVATIVE LIABILITIES (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$130,452
Derivative expense	(169,878)
Balance at August 31, 2012	$(39,426)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.24% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOTE 9.  SUBSEQUENT EVENTS

Common Stock Transactions:

In September, 2012, the Company issued a total of 737,778 common shares to Asher. on one conversion totaling $16,700 in principal amount of loans, at a price equal to $0.0225 per share.

In October, 2012, the Company issued a total of 2,284,848 common shares to Asher. on three conversions totaling $35,000 in principal amount of loans, at a price equal to $0.0165, $0.015, and $0.0135 per share.

As a result of the issue of these shares, the Company had a total of 33,287,857 common shares issued and outstanding as of November 7, 2012.

Effective November 7, 2012, the Company completed a reverse split of its common stock, resulting in the number of shares of common stock being reduced on the basis of one new common shares for each fifteen old common shares outstanding.   Accordingly, as of November 7, 2012, there were 33,287,857 common shares issued and outstanding. The reverse stock split has been given retroactive recognition in this Form 10-K.  All shares and per share information has been retroactively adjusted to reflect the stock split.

In November, 2012, the Company issued a total of 60,060 common shares to Asher on one conversion totaling $10,000 in principal amount of loans, at a price equal to $0.1665 per share.

Acquisitions:

On November 21, 2012, the Company acquired Burgoyne Internet Services, LLC, which became a wholly-owned subsidiary of the Company.  The terms of the acquisition and pro forma financial statements for Burgoyne are included in the Current report on Form 8-K filed with the SEC on November 26, 2012.

On November 27, 2012, the Company agreed to acquire La Casita de los Niños, LLC a California company doing business as Immersion House, and providing early language training in a full immersion program.  Details of the acquisition were reported in a Current Report on Form 8-K filed with the SEC on November 29, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending August 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is certain information concerning the directors and executive officers of the Company as of August 31, 2012:

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

4  Ms Pinell was named as a director on May 31, 2011 and became President and Chief Operating Officer in May, 2012

5  Mr. White was named a director, Secretary and Treasurer on February 18, 2011, as a result of the acquisition of

  Organ Transport Systems, Inc.  He also served as a director and Vice President of Organ Transport Systems, Inc. Mr. White resigned as an officer and director n November, 2012.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Gelmon[1], Chairman of the Board	2012	120,000	0	12,000	0	0	0	0	132,000
	2011	60,000	0	420,000	0	0	0	0	480,000
Jancy Gregorio[2] Former Chairman of the Board	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Reynan Ballan[3] Former CFO, Secretary and Treasurer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

1  Mr. Gelmon receives a base salary of $10,000 per month as Chairman and CEO, commencing July 1, 2011.  He was also awarded a grant of 333,333 shares of common stock, vesting annually over 3 years at 111,111 shares per year as of July 1 of each year.  The July 1, 2012 grant of 111,111 shares was valued at $12,000, based on the closing price of $0.0072 for the common stock on July 1, 2012

2  Mr. Gregorio resigned effective February 18, 2011.

3  Mr. Ballan resigned effective February 18, 2011.

In addition to the amounts paid or accrued for officers and directors, as noted above, the Company also pays a consulting fee of $10,000 per month to CFOs to Go, Inc. under a consulting agreement, for legal and financial services, and a consulting fee of $10,000 per month for financial, accounting and other services, including the provision of Mr. John Burke as principal accounting officer of the Company and Mr. Ezequiel Rodriguez as corporate Secretary.  Mr. Burke is not compensated directly by the Company for his services and is not an elected officer of the Company. Mr. Rodriguez is not compensated directly by the Company, although he serves as corporate Secretary.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2012, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned[1]
Michael Gelmon, CEO	111,111.4%

Michael Choo, Director	--	--
Carole Pinell, Director	--	--
Michael Holder, Former CEO, CEO of Organ Transport Systems	--	--
Hyman White, Former Director	--	--
Ezequiel Rodriguez, Secretary	--	--
John Burke, Principal Accountant	--
All Directors and executive officers as a group (5 person)(2)	111,111	-

Élan Health Services, Inc.(3)	7,062,885	23%
Lin-Han Century Corp.(4)	816,233	3%

(1)

Based on a total of 30,094,500 common shares outstanding at August 31, 2012.

(2)

Mr. Gelmon was awarded a total of 333,333 shares of common stock at the time he was retained as Chairman and CEO of the Company, with the shares vesting over 3 years on a proportionate basis.  As of August 31, 2012, two-thirds of the shares had vested and the balance has been issued but is held in escrow for release on July 1, 2013.   On the original issue, Mr. Gelmon requested that a portion of the shares be issued to other named parties, as to which he disclaims any beneficial interest.

(3)

Élan Health Services currently holds 7,062,885 common shares as of November 7, 2012.

(4)

Lin-Han Century Corp. is the majority shareholder of Élan Health Services, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended, August 31, 2012 and 2011, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $48,500 and $51,300 for audit and review fees associated with our 10-K and 10-Q.

Tax Fees

During the years ended, August 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the years ended, August 31, 2012 and 2011, our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
3.1 3(i)	Certificate of Incorporation, as amended (1)
3.2 3(i)	Certificate of Amendment (1)
3.3 3(ii)	Bylaws (1)
3(i) 19 21	Articles of Amendment dated October 25, 2012.(1) Schedule 14A Proxy Statement dated September 17, 2012[1] List of Subsidiaries

31.1 31	Rule 13a-14(a) Certifications of Chief Executive Officer and Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer
(1)	Previously filed

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEZOE MEDICAL HOLDINGS, INC.

Dated December 14, 2012	By:	/s/ Michael Gelmon
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 14, 2012	By:	/s/ John Burke
Principal Accountant

__/s/ Michael Gelmon________________________

December 14, 2012

Michael Gelmon, Director

__/s/ Michael Choo  ________________________

December 14, 2012

Michael Choo, Director

__/s/ Carole Pinell ________________________

December 14, 2012

Carole Pinell, Director