Form 10-K/A
period 2012-08-31
Novation Holdings Inc
filed 2012-12-17
CIK 1080602

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

Securities registered pursuant to Section 12(g) of the Act:   Common

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

This amended Form 10-K/A is being filed solely to correct the reference on the cover page to indicate that the securities registered pursuant to Section 12(g) of the Act should state “common” and not “None”.  There are no other changes in this Form 10-K/A to the original Form 10-K as filed.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 14, 2012

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011

ASSETS
CURRENT ASSETS
Cash	$ 1,245	$ 21,972
Prepaid expenses	1,000	1,000
Total current assets	2,245	22,972
Property, plant and equipment (net of accumulated
depreciation of $221 and $0 respectively)	1,899	-
Deferred loan costs, net of accumulated amortization of $15,689and $800	4,811	4,700
Loan receivable	48,000	257,653
Advances to related parties	42,500	5,000
Total assets	$ 99,455	$ 290,325
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 18,590	$ 7,045
Notes payable - net of debt discount of $25,861 and $128,442	181,319	64,578
Accrued interest	13,438	9,964
Derivative liability	30,815	-
Total current liabilities	244,152	81,587
Total liabilities	244,152	81,587
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 30,094,500 and 4,121,669 shares
issued and outstanding	30,094	61,825
Additional paid in capital	9,091,652	2,985,738
Deficit accumulated during the development stage	(9,266,443)	(2,838,825)
Total stockholders' equity (deficit)	(144,697)	208,738
Total liabilities and stockholders' equity	$ 99,455	$ 290,325

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

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to August 31, 2012
(Adjusted retroactively to reflect 1:15 reverse split effective on November 7, 2012)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)

Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, 1998-2009 (founders-$0.015/share)	3,478,000	3,478	51,972	-	55,450
Contributions-noncash expenses	-	-	138,000	-	138,000
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	3,478,000	3,478	190,572	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010	3,478,000	3,478	203,172	(363,081)	(156,431)
Common stock issued for services, $6.30 per share	533,333	533	1,679,467	-	1,680,000
Converted notes payable to common stock, $5.40 per share	98,951	99	724,911	-	735,010
Common stock issued for services, $10.86 per share	11,385	11	123,627	-	123,638
Beneficial Conversion Feature-Issuance of notes payable	-	-	302,265	-	302,265
Net loss for the year ended August 31, 2011	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011	4,121,669	$ 4,121	$ 3,043,442	$ (2,838,825)	$ 208,738
Converted notes payable to common stock ($0.029-0.28/share)	15,265,741	15,266	1,272,111	-	1,287,379
Total Elan Antidilutive	8,054,770	8,055	2,695,904	-	2,703,959
Total Common stock issued for services ($0.1-8.55/share)	2,708,213	2,708	698,335	-	701,043
Stock compensation expense	-	-	980,000	-	980,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	401,804	-	401,804
Reverse issuance of notes payable	(55,893)	(56)	56	-	-
Net loss for the period ended August 31, 2012	-	-	-	(6,427,618)	(6,427,618)
Balance - August 31, 2012	30,094,500	$ 30,094	$ 9,091,652	$ (9,266,443)	$ (144,697)

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended		For the Period from September 24, 1998 (Inception) to August 31, 2012
	August 31, 2012	August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,427,618)	$ (2,475,744)	$ (9,266,443)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	221	-	221
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	4,385,002	2,080,154	6,465,156
Gain on extinguishment of debt	(523,667)	-	(523,667)
Gain/loss on derivatives	39,426	-	39,426
Amortization of deferred loan costs	14,889	800	15,689
Amortization of debt discount	1,484,607	150,905	1,635,512
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	44,771	9,964	54,735
Increase in prepaid expenses	-	(1,000)	(1,000)
Loans receivable	209,653	(257,653)	(48,000)
Increase (decrease) in accounts payable	11,545	(124,223)	18,590
Net cash used by operating activities	(761,171)	(616,797)	(1,458,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,120)	-	(2,120)
Net cash used by investing activities	(2,120)	-	(2,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	156,432	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	780,064	512,500	1,292,564
Related party advances	(37,500)	(31,178)	(42,500)
Net cash provided by financing activities	742,564	637,754	1,461,946
Net increase (decrease) in cash	(20,727)	20,957	1,245
Cash and equivalents, beginning of period	21,972	1,015	-
Cash and equivalents, end of period	$ 1,245	$ 21,972	$ 1,245
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable converted to common stock	$ 1,287,377	$ -	$ 1,745,872
Accrued interest converted to notes payable	$ 41,307	$ -	$ 41,307
Reclassification of debt discount to paid-in-capital	$ 401,804	$ -	$ 401,804

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

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0015 per share and 10 million shares of preferred stock, par value $0.001.  No preferred shares have been issued.

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

On July 1, 2011, the Company issued 5,000,000 shares of common stock valued at $2,100,000 to the Company’s Chairman and CEO, with the shares originally vesting over 5 years on a proportionate basis. As of August 31, 2011, one-fifth or 1,000,000 shares valued at $420,000 had vested. Mr. Gelmon conveyed two thirds of the original 5,000,000 shares to two other parties for reasons unrelated to the Company, retaining a total of 1,666,667 pre-split shares. The non-vested balance at August 31, 2011 of 4,000,000 total pre-split shares valued at $1,680,000 had been issued but were being held in escrow for release on an annual basis each July 1. During the year ended August 31, 2012, the Company revised the vesting term to 3 years and released an additional 2,333,333 pre-split shares (155,556 post split) valued at $980,000. The non-vested balance of at August 31, 2012 was one-third of the original issuance or 1,666,667 shares valued at $700,000, which is now 111,111 shares as a result of the 1:15 reverse split, of which Mr. Gelmon holds 37,037 shares to be received.. In accordance with ASC 718, compensation cost related to shares issued is recognized over the vesting period with an off-setting credit to additional paid-in capital. Also, the deferred equity balance of $1,680,000 at August 31, 2011 was reclassified and netted against additional paid-in capital in the 2011 financial statements.

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