Form 10-Q
period 2012-11-30
Novation Holdings Inc
filed 2013-01-22
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended November 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     OF 1934

For the Transition Period From ____ To______

Commission file number: 001-33090

NOVATION HOLDINGS, INC.
( Exact Name of Registrant as Specified in its Charter)

Florida	46-1420443
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 NW Corporate Boulevard, Suite 201, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ X]

As of January 22, 2013, there were 33,753,492 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of November 30, 2012 and August 31, 2012	2

	Consolidated Statements of Operations for the three months ended November 30, 2012 and November 30, 2011 and for the period from September 24, 1998 (Date of Inception) to November 30, 2012	3
	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from September 24, 1998 (Date of Inception) to November 30, 2012	4-5
-	Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and November 30, 2011 and for the period from September 24, 1998 (Date of Inception) to November 30, 2012	6
	Notes to the Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	26

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	(Removed and Reserved)	29
ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

	SIGNATURES	29

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Novation Holdings, Inc. and subsidiary (a development stage company) (the "Company”) at November 30, 2012 (with comparative figures as at August 31, 2012); and the  consolidated statements of operations for the three months ended November 30, 2012 and November 30, 2011, and for the period from September 24, 1998 (date of inception) to November 30, 2012; the consolidated statement of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to November 30, 2012; and the consolidated statements of cash flows for the three months ended November 30, 2012 and November 30, 2011 and for the period from September 24, 1998 (date of inception) to November 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ -	$ 1,245
Prepaid expenses	1,000	1,000
Deferred loan costs, net of accumulated amortization of $20,615 and $15,689, respectively	4,885	4,811
Total current assets	5,885	7,056
Property, plant and equipment (net of accumulated
depreciation of $327 and $221 respectively)	1,793	1,899

Loan receivable	55,000	48,000
Advances to related parties	51,000	42,500
Total assets	$ 113,678	$ 99,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$ 143	$ -
Accounts payable and accrued expenses	27,073	18,590
Notes payable - net of debt discount of $93,908 and $25,861	194,272	181,319
Accrued interest	15,964	13,428
Derivative liability	173,197	30,815
Total current liabilities	410,649	244,152
Total liabilities	410,649	244,152
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 33,117,128 and 30,094,500 shares
issued and outstanding	33,117	30,094
Additional paid in capital	9,210,229	9,091,652
Deficit accumulated during the development stage	(9,540,317)	(9,266,443)
Total stockholders' equity (deficit)	(296,971)	(144,697)
Total liabilities and stockholders' equity	$ 113,678	$ 99,455

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) For the three months ended November 30, 2012 and 2011 and for the period from September 24, 1998 (Date of Inception) to November 30, 2012
	For the Three Months Ended		Cumulative from Inception to November 30, 2012
	November 30, 2012	November 30, 2011
REVENUES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	491,978	6,095,544
Professional fees	69,749	510,543	1,610,354
Travel and entertainment	12,063	925	46,614
Insurance	-	-	73,559
Office expense	79	-	1,412
Telephone and internet	-	-	7,953
General and administrative	7,511	492	326,788
Dues and subscriptions	-	-	65
Repairs and maintenance	-	-	14,451

Loss from operations	(119,402)	(1,003,938)	(8,176,740)

OTHER INCOME (EXPENSE)
Finance cost	-	-	(133,494)
Gain on extinguishment of debt	-	-	523,667
Interest, net	(106,060)	(244,993)	(1,663,691)
Derivative expense	(57,844)	-	(227,722)
Change in fair value of derivatives	9,432	-	139,884
Other, net	-	-	(2,221)

Net loss	$ (273,874)	$ (1,248,931)	$ (9,540,317)

Net loss per share (basic and diluted)	$ (0.01)	$ (0.28)

Weighted average number of shares outstanding during the period-basic and diluted	31,985,904	4,474,139

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to November 30, 2012
(Adjusted retroactively to reflect 1:15 reverse split effective on November 7, 2012)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid In	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)
Balance - September 24, 1998 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash, 1998-2009 (founders-$0.015/share)	3,478,000	3,478	51,972	-	55,450
Contributions-noncash expenses	-	-	138,600	-	138,600
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	3,478,000	3,478	190,572	(340,716)	(146,666)
Contributions-noncash expenses	-	-	12,600	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010	3,478,000	3,478	203,172	(363,081)	(156,431)
Common stock issued for services, $6.30 per share	533,333	533	1,679,467	-	1,680,000
Converted notes payable to common stock, $5.40 per share	98,951	99	734,911	-	735,010
Common stock issued for services, $10.86 per share	11,385	11	123,627	-	123,638
Beneficial Conversion Feature-Issuance of notes payable	-	-	302,265	-	302,265
Net loss for the year ended August 31, 2011	-	-	-	(2,475,744)	(2,475,744)
Balance - August 31, 2011	4,121,669	$ 4,121	$ 3,043,442	$ (2,838,825)	$ 208,738
Converted notes payable to common stock ($0.029-0.28/share)	15,265,741	15,266	1,272,111	-	1,287,377
Total HOTI Antidilutive	8,054,770	8,055	2,695,904	-	2,703,959
Total Common stock issued for services ($0.1-8.55/share)	2,708,213	2,708	698,335	-	701,043
Stock compensation expense-Michael Gelmon	-	-	980,000	-	980,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	401,804	-	401,804
Reverse issuance of notes payable	(55,893)	(56)	56	-	-
Net loss for the period ended August 31, 2012	-	-	-	(6,427,618)	(6,427,618)
Balance - August 31, 2012	30,094,500	$ 30,094	$ 9,091,652	$ (9,266,443)	$ (144,697)

Converted notes payable and accrued interest to common stock ($0.0135-0.0225 share)	3,022,628	3,023	50,047	-	53,070
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	68,530	-	68,530
Net loss for the period ended November 30, 2012	-	-	-	(273,874)	(273,874)
Balance - November 30, 2012 (unaudited)	33,117,128	$ 33,117	$ 9,210,229	$ (9,540,317)	$ (296,971)

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) For the three months ended November 30, 2012 and 2011 and for the period from September 24, 1998 (Date of Inception) to November 30, 2012
	For the Three Months Ended		For the Period from September 24, 1998 (Inception) to November 30, 2012
	November 30, 2012	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (273,874)	$ (1,248,931)	$ (9,540,317)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	106	-	327
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	-	818,022	6,465,156
Gain on extinguishment of debt	-	-	(523,667)
Loss on derivatives	48,412	-	87,838
Amortization of deferred loan costs	4,926	275	20,615
Amortization of debt discount	100,453	42,628	1,735,965
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	5,606	163,391	60,341
Increase in prepaid expenses	-	-	(1,000)
Loans receivable	(7,000)	(179,371)	(55,000)
Increase in accounts payable	8,483	21,056	27,073
Net cash used by operating activities	(112,888)	(382,930)	(1,571,469)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(2,120)
Net cash used by investing activities	-	-	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	120,000	496,573	1,412,564
Related party advances	(8,500)	-	(51,000)
Net cash provided by financing activities	111,500	496,573	1,573,446
Net increase (decrease) in cash	(1,388)	113,643	(143)
Cash and equivalents, beginning of period	1,245	21,972	-
Cash and equivalents, end of period	$ (143)	$ 135,615	$ (143)
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 53,070	$ 160,000	$ 1,798,942
Accrued interest converted to notes payable	$ -	$ -	$ 41,307
Debt discount on notes payable from derivative liability	$ 162,500	$ -	$ 162,500
Reclassification of derivative liability to paid-in-capital	$ 68,530	$ -	$ 470,334

The accompanying notes are an integral part of these consolidated financial statements.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 1.           ORGANIZATION

Novation Holdings, Inc., formerly Allezoe Medical Holdings, Inc., and formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2008.  Effective October 25, 2012, the Company amended its Articles of Incorporation to change its name to Novation Holdings, Inc., increased its authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001, and changed its place of incorporation from Delaware to Florida.  The corporate trading symbol also was changed from ALZM to NOHO.

The Company was originally organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical technology industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. Effective March 19, 2012, the Company. agreed to rescind the acquisition of Organ Transport Systems, Inc. The net effect of the rescission transaction has been to remove OTS as a subsidiary of the Company.

As a result of the rescission of the OTS transaction, on July 11, 2012, the Company amended its prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

Effective October 25, 2012, the Company completed a 1 for 15 reverse split of its common stock as part of its recapitalization, name change and change of corporate domicile.  The reverse stock split has been given retroactive recognition in the Form 10-K for the fiscal year ended August 31, 2012 and in this Form 10-Q.  All shares and per share information have been retroactively adjusted to reflect the stock split.

Nature of Operations

The Company formed a wholly-owned subsidiary, SureScreen Medical, Inc., a Florida corporation, through which it entered into a licensing agreement with AVM Licensing Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer. In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.  A European patent has been granted for the technology and a patent application to the US Patent and Trademark Office is still pending.  If and when all patent applications have been awarded, the Company then will contract for the development of a working prototype for the device and submit the required approval applications to the FDA and similar agencies in Europe so the marketing and sale of the device can be initiated.  It is estimated that the FDA review and approval process could commence as early as mid-2014.

In addition, effective December 1, 2012, we acquired the operating assets of an Internet Service Provider (ISP) based in Utah and plan to continue the existing, profitable operations as well as to acquire similar ISPs located across the US.  To date, the Company has identified 5 possible acquisition targets.  See, Note 9, Subsequent Events.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at November 30, 2012 and November 30, 2011 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended November 30, 2012 and November 30, 2011 presented are not necessarily indicative of the results to be expected for the full year.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise through August 31, 2012 and through the date of this interim report. Activities during the development stage include company formation, equity issued for patents and technology, and fixed assets and further implementation of the business plan. The Company has not generated any revenues since inception.  We have subsequently acquired or agreed to acquire operating subsidiaries that are producing income and actively engaged in operating activities, and will no longer be required to report as a development stage company for the fiscal quarter beginning December 1, 2012.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of November 30, 2012 and August 31, 2012 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at November 30, 2012 and August 31, 2012, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at November 30, 2012 and August 31, 2012, respectively.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to November 30, 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of earnings per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012, retroactively to September 24, 1998, the date of inception.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of November 30, 2012.

On July 1, 2011, the Company issued 333,333 post-split shares of common stock valued at $2,100,000 to the Company’s Chairman and CEO, with the shares originally vesting over 5 years on a proportionate basis. As of August 31, 2011, one-fifth or 66,667 shares valued at $420,000 had vested. Mr. Gelmon conveyed two thirds of the original 333,333 post-split shares to two other parties for reasons unrelated to the Company, retaining a total of 111,111 shares. The non-vested balance at August 31, 2011 of 266,667 total shares valued at $1,680,000 had been issued but were being held in escrow for release on an annual basis each July 1. During the year ended August 31, 2012, the Company revised the vesting term to 3 years and released an additional 155,556 shares valued at $980,000. The non-vested balance of 111,111 post-split shares at August 31, 2012 was one-third of the original issuance valued as of the original issue date at $700,000, of which Mr. Gelmon holds 37,037 shares to be received, with a current market value of less than $600.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of November 30, 2012 and August 31, 2012, the Company had no balances in excess of federally insured limits.

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

Fair Value of Measurements

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has not yet emerged from the development stage, has a net loss of $273,874 and net cash used in operations of $112,888 for the three months ended November 30, 2012; and negative working capital of $404,764 and an accumulated deficit of $9,540,317 at November 30, 2012.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3.  RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the three months ended November 30, 2011 to reflect the rescission of the previous acquisition of Organ Transport Systems, Inc. (“OTS”) in March 2012. The rescission of OTS resulted in the removal of all OTS transactions from the Company’s previously reported financial statements as of and for the three months ended November 30, 2011.   This restatement was reflected in an amended Form 10-Q/A filed with the SEC in July 2012 for the three months ended November 30, 2011.

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

The following is a schedule of deferred tax assets as of November 30, 2012, and August 31, 2012:

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 4. INCOME TAXES (continued)

	November 30, 2012	August 31, 2012
Net operating loss	$ 9,540,317	$ 9,266,443
Future tax benefit at 34%	3,243,708	3,150,591
Less: Valuation allowance	(3,243,708)	(3,150,591)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $93,117 during the three months ended November 30, 2012.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2012.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through November 30, 2012. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Matriarch Management Inc. provides financial, accounting, and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2012.  Michael Gelmon, who serves the Company as CEO, is paid as a consultant to the Company at the rate of $10,000 per month, commencing July 1, 2012.  Mr. Gelmon is a Canadian citizen and resident.  Ezequiel Rodriguez, who serves as Corporate Secretary and Assistant Corporate Counsel, and John Burke, who serves as the Company’s principal accounting officer, are both employed by Matriarch Management, Inc.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001.

.

During the quarter ended November 30, 2012, the Company issued Company stock as follows:

In September, 2012 we issued a total of 737,780 common shares to Asher Enterprises, Inc. on a conversion totaling $16,670 in principal amounts of loans and accrued interest, at a price of $0.0225 per share, representing 50 percent of the low price for the shares during a three day trading period.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 6.	CAPITAL STOCK (continued)

In October, 2012 we issued a total of 2,284,848 common shares to Asher Enterprises, Inc. on three conversions totaling $36,400 in principal amounts of loans and accrued interest, at prices of $0.0165, $0.015, and $0.0135 per share respectively, representing 50 percent of the low price for the shares during a three day trading period.

As a result of these transactions, there were 33,117,128 common shares outstanding at November 30, 2012.

In December, 2012 we issued a total of 636,364 common shares to Common Stock, LLC. on a conversion totaling $7,000 in principal amounts of loans, at a price of $0.011, per share, representing 60 percent of the low price for the shares during a three day trading period.

In December, 2012, we issued 1,000,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of Immersion House.

As a result of the issue of these shares, we now have a total of 33,753,492 common shares and 1,000,000 preferred shares issued and outstanding as of January 18, 2013.

NOTE 7.  NOTES PAYABLE

*The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15    "Derivatives and Hedging" and determined that certain outstanding instruments should be classified as liabilities once the conversion option became effective (typically after three or six months) due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following is a summary of notes payable at November 30, 2012 and August 31, 2012:

Description	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $22,875 and $0, respectively.	14,625	37,500

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of November 30, 2012.	-	35,000
Asher Enterprises, Inc.*

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $8,288, respectively. The note was fully converted as of November 30, 2012.

	-	6,712
Asher Enterprises, Inc.*
On September 1, 2012, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on June 7, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of November 30, 2012.	42,500	-

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On October 3, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due on July 5, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of November 30, 2012.	32,500	-
Common Stock LLC *
On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. $6,000 has been converted to common stock as of November 30, 2012.	14,000	5,507
Common Stock LLC *
On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $3,789 and $0, respectively.	16,211	20,000

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)
Common Stock LLC *
On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $13,263 and $0, respectively.	6,737	20,000
Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $1,112 and $0, respectively. $40,320 had been converted to common stock as of November 30, 2012.

	8,568	6,100
JMJ Financial *

On July 30, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on July 30, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $4,004 unamortized portion remains at November 30, 2012. The carrying amount of the debt discount was $43,818 and $0, respectively. There were no conversions as of November 30, 2012.

	8,178	50,500

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	November 30, 2012 (Unaudited)	August 31, 2012 (Audited)
JMJ Financial *
On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $5,047 unamortized portion remains at November 30, 2012.	50,953	-
Total notes payable – current	$ 194,272	$ 181,319

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

Embedded Derivative Liabilities in Convertible Notes

During the three months ended November 30, 2012, the Company recognized new derivative liabilities of $220,344 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $57,844, and was recorded as a loss on derivatives for the three months ended November 30, 2012.

As a result of conversion of notes payable described in Note 7, the Company reclassified $68,530 of derivative liabilities to equity and the change in fair value of derivatives was $9,432.

As of November 30, 2012, the fair value of the Company’s derivative liabilities was $173,197 and $9,432 was recognized as a gain on derivatives due to change in fair value of the liabilities during the three months ended November 30, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 8.  DERIVATIVE LIABILITIES (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2012	$30,815
ASC 815-15 additions	220,344
Change in fair value	(9,432)
ASC 815-15 deletions	(68,530)
Balance at November 30, 2012	$173,197

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$9,432
Derivative expense	(57,844)
Balance for the three months ended November 30, 2012	$(48,412)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOTE 9.  SUBSEQUENT EVENTS

On December 6, 2012, we completed the acquisition of contract assets of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the company, the acquisition has been treated as an acquisition of contract rights by Burgoyne Internet Services, Inc., a newly formed Florida corporation and a wholly-owned subsidiary of the Company. The owners of the old Burgoyne continue to hold the accounts receivable, cash, checking accounts and merchant account of the company and will file tax returns for the old Burgoyne reflecting the transaction. In addition to the acquisition consideration of $200,000, the seller, ISP Holdings, LLC, a Utah limited liability company, also agreed to provide $50,000 in working capital at closing and an additional $50,000 in working capital if the median dollar value of Novation’s trading volume for its common stock for any consecutive 30 day period equals or exceeds $50,000 during the one year period after closing. The closing was completed on December 6, 2012 upon the transfer of the initial $50,000 in working capital funds, although the acquisition transaction has been treated as closing effective on December 1, 2012 for accounting purposes.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS  (continued)

Novation has issued its convertible promissory note to ISP Holdings, Inc. in the principal amount of $280,000, representing the $200,000 purchase price for Burgoyne, the initial $50,000 working capital advance, a $15,000 original issue discount, and a $15,000 expense allowance to cover ISP Holding’s expenses related to the transaction.  The promissory note has a term of 14 months, bears interest at 8 percent, and is convertible into common stock (subject to a maximum holding of 9.9 percent of the total common shares outstanding at any time) at $0.03 per share.  The second working capital loan of $50,000, if made, will bear similar terms, except that there will be no original issue discount or expense allowance.

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, Novation plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  We have already identified 5 other regional ISP companies for sale and believe that, with the added infrastructure provided by Novation, the existing operating success can grow and add to the bottom line for Novation. During the two prior calendar years, ending December 31, 2011 and 2010, Burgoyne Internet Services, LLC reported the following revenues and expenses:

	December 31, 2011	December 31, 2010
Gross sales income	$179,983	$315,142
Less:
General and administrative expenses	130,549	198,684

Net income	$49,434	$116,458

For its current year through October 31, 2012 (10 months), old Burgoyne reported revenues of $125,690, expenses of $76,847 and net income of $48,843.  Novation will include revenues and expenses related to new Burgoyne in its consolidated financial statements commencing December 1, 2012, in its current fiscal year ending August 31, 2013.

As part of the transaction, the Company also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a period of 9 months from closing, for a nominal fee of the greater of 2 percent of revenues or $200 per month.

The acquisition agreement also provided that the parties would undertake a reconciliation of income and expenses as of December 31, 2012 and that ISP Holdings would then transfer the net funds due for the operations of Burgoyne through December 31, 2012 to Burgoyne Internet Services, Inc.  Thereafter, all income and expenses related to the operations of the ISP business will be recorded directly by Burgoyne Internet Services, Inc. and included in the consolidated results of operations with the Company.

The Company does not consider the transaction as resulting in the acquisition of the business of old Burgoyne, as the old Burgoyne business is continuing under ISP Holdings, LLC, which will collect all outstanding accounts receivable, file tax returns for old Burgoyne under its federal and state tax ID numbers on the cash basis of accounting, and will manage the business as it existed at closing.  Burgoyne Internet Services, Inc. will commence operations as of December 1, 2012 as a separate entity from old Burgoyne, has its own separate federal and state tax ID numbers, different staff, reports on the accrual basis and will consolidated with the Company for all financial and tax reporting matters.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 9.  SUBSEQUENT EVENTS (continued)

On December 6, 2012, the Company also completed the acquisition of Casita de los Ninos, LLC, a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños, the flagship company for Immersion House, was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. Immersion House learning centers, products, publications, media, partnerships, resources, and instructors are all committed to one goal: to provide the best “immersive” experience so that students and their families can learn to: Think Global, Act Global, and Be Global.  Immersion House differs from other learning language programs in the way that it “immerses” students in the target language they are learning. When students enter its learning centers they are transported into the “world” of that language. They experience the sights, sounds, and tastes of the target language they are learning. When students eat, bake, converse, play, and interact with native speakers, they not only learn the language, they experience its people, culture, and traditions. Paul Bliss, President, and Christy Bliss, the founders of Immersion House™, remain as management.  The plan is to expand both the language experiences offered and the geographic locations of Immersion House™ learning.

The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $100,000, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective October 25, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  At the date of this report, no preferred shares have been issued. The reverse stock split was given retroactive recognition in our Form 10-K filed on December 14, 2012.  All shares and per share information were retroactively adjusted to reflect the stock split.

We are engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, education, technology and similar markets. We formed our Company for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical device industry. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was then considered to be the surviving entity, with the Company including only the financial results of OTS in our financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and that there were other, unexpected issues and concerns relating to the acquisition. As a result, we determined to reverse the acquisition and the transaction was rescinded by agreement.

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

The Business

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

Current Business of Novation

We are in the business of medical technology development and marketing, childhood language development, ISP management and other new businesses, operating through wholly-owned subsidiaries to which we provide management, administrative, financial and other support services.  We are also actively seeking other related acquisitions in other market segments where the development time and cost are less and the production of operating revenues can be accelerated.

SureScreen

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

A European patent has been granted for the technology and a patent application to the US Patent and Trademark Office is still pending.  If and when all patent applications have been awarded, the Company then will contract for the development of a working prototype for the device and submit the required approval applications to the FDA and similar agencies in Europe so the marketing and sale of the device can be initiated.  It is estimated that the FDA review and approval process could commence as early as mid-2014.

Burgoyne ISP

On December 6, 2012, we completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the old company, the acquisition has been treated as an asset acquisition by Burgoyne Internet Services, Inc., a newly formed Florida corporation and our wholly-owned subsidiary.  In addition to the acquisition consideration of $200,000, the seller, ISP Holdings, LLC, a Utah limited liability company, also agreed to provide $50,000 in working capital at closing and an additional $50,000 in working capital if the median dollar value of Novation’s trading volume for its common stock for an consecutive 30 day period equals or exceeds $50,000 during the one year period after closing. The closing was completed on December 6, 2012 on the transfer of the initial $50,000 in working capital funds, although the acquisition transaction has been treated as closing effective on December 1, 2012 for accounting purposes.

Novation has issued its convertible promissory note to ISP Holdings, Inc. in the principal amount of $280,000, representing the $200,000 purchase price for Burgoyne, the initial $50,000 working capital. advance, a $15,000 original issue discount, and a $15,000 expense allowance to cover ISP Holding’s expenses related to the transaction.  The promissory note has a term of 14 months, bears interest at 8 percent, and is convertible into common stock (subject to a maximum holding of 9.9 percent of the total common shares outstanding at any time) at $0.03 per share.  The second working capital loan of $50,000, if made, will bear similar terms, except that there will be no original issue discount or expense allowance.

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, Novation plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  We have already identified 5 other regional ISP companies for sale and believe that, with the added infrastructure provided by Novation, the existing operating success can grow and add to the bottom line for Novation.

During the two prior calendar years, ending December 31, 2011 and 2010, Burgoyne Internet Services, LLC reported the following revenues and expenses:

	December 31, 2011	December 31, 2010
Gross sales income	$179,983	$315,142
Less:
General and administrative expenses	130,549	198,684

Net income	$49,434	$116,458

 For its current year through October 31, 2012 (10 months), Burgoyne reported revenues of $125,690, expenses of $76,847 and net income of $48,843.  Novation will include revenues and expenses related to Burgoyne in its consolidated financial statements commencing December 1, 2012, in its current fiscal year ending August 31, 2013.

As part of the transaction, we also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a period of 9 months from closing, for a nominal fee of the greater of 2 percent of revenues or $200 per month.

The acquisition agreement also provided that the parties would undertake a reconciliation of income and expenses as of December 31, 2012 and that ISP Holdings would then transfer the net funds due for the operations of Burgoyne through December 31, 2012 to Burgoyne Internet Services, Inc.  Thereafter, all income and expenses related to the operations of the ISP business will be recorded directly by Burgoyne Internet Services, Inc. and included in the consolidated results of operations with the Company.

On December 6, 2012, the Company also completed the acquisition of Casita de los Ninos, LLC, a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños, the flagship company for Immersion House, was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. Immersion House learning centers, products, publications, media, partnerships, resources, and instructors are all committed to one goal: to provide the best “immersive” experience so that students and their families can learn to: Think Global, Act Global, and Be Global.  Immersion House differs from other learning language programs in the way that it “immerses” students in the target language they are learning. When students enter its learning centers they are transported into the “world” of that language. They experience the sights, sounds, and tastes of the target language they are learning. When students eat, bake, converse, play, and interact with native speakers, they not only learn the language, they experience its people, culture, and traditions. Paul Bliss, President, and Christy Bliss, the founders of Immersion House™, remain as management.  The plan is to expand both the language experiences offered and the geographic locations of Immersion House™ learning.

The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $100,000, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased $1,388 from $1,245 at August 31, 2012 to a negative $143 at November 30, 2012.

We received loan proceeds of $40,000 in September of 2012 from Asher Enterprises, LLC, an unrelated third party, due June 7, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $792 on this note as of November 30, 2012.

We received loan proceeds of $30,000 in October of 2012 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $378 on this note as of November 30, 2012.

We received loan proceeds of $50,000 in October of 2012 from JMJ Financial, an unrelated third party, due October 3, 2013 at 5 percent interest. The note is convertible into common stock at a price equal to 70 percent of the lowest trading price for our common stock for the twenty five trading days prior to the notice of conversion. We accrued interest of $712 on this note as of November 30, 2012.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our FDA clearance process and bring the HPV technology to market. We expect to do so during the remainder of our fiscal year 2013. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis.

Off-Balance Sheet Arrangements

None

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase in 2012. However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including bank financing, will likely have a disproportionate impact on all micro-cap companies. As a result, we may not be able to execute our business plan due to our inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Contractual obligations

We have entered into a consulting agreement dated July 1, 2011 with Michael Gelmon, our Chairman and Chief Executive Officer, under which Mr. Gelmon provides services as an officer and director for a monthly fee of $10,000. The consulting agreement is for an initial term of three years and extends annually unless terminated by either party at the end of the term, as extended. We also entered into a consulting agreement with CFOs to GO, Inc. to provide legal, financial, accounting and similar services, including assistance in preparing, filing and converting to EDGAR and XBRL filings for a monthly fee of $10,000, and a similar agreement with Matriarch Management, Inc. for the provision of administrative, IR, PR and related services, also for a fee of $10,000 monthly. Ezequiel Rodriguez, who serves as our Secretary and Assistant General Counsel, is provided at no additional fee or charge under these consulting agreements. John Burke, who serves as consulting principal financial officer, and Robert Hipple, who serves as consulting corporate general counsel, are also provided under these consulting agreements, but neither Mr. Burke nor Mr. Hipple are officers, directors, or employees of the Company.

A summary of notes payable by the Company at November 30, 2012 and August 31, 2012 is contained in Note 7 to the Financial Statements included in this Quarterly Report and which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three months ended November 30, 2012 and November 30, 2011, the Company had no operating revenues.  Since inception, the Company has yet to earn operating revenues and has incurred cumulative net losses of $9,540,317.  For the three months ended November 30, 2012, the Company had a net loss of $273,874. For the three months ended November 30, 2011, the Company had a net loss of $1,248,931. Our activities have been attributed primarily to start up and business development.

For the quarters ended November 30, 2012 and November 30, 2011, we incurred operating expenses of $119,402 and $1,003,938, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at November 30, 2012, except certain convertible promissory notes as detailed in Note 7 to the financial statements included in this Report.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of November 30, 2012. Our shares are traded on the OTCBB under the symbol NOHO. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC, being at a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

Trends

We are in the development stage and have not generated any revenue as of November 30, 2012. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K filed with the SEC on December 14, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of November 30, 2012 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2012, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended November 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which we are subject, nor, to the best of our knowledge, are any material legal proceedings contemplated.

ITEM 1A RISK FACTORS

The list of risk factors contained in our Annual Report on Form 10-K for the year ended August 31, 2012, under Part 1 ITEM 1A, Risk Factors, are incorporated by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2012 we issued a total of 737,780 common shares to Asher Enterprises, Inc. on a conversion totaling $16,670 in principal amounts of loans and accrued interest, at a price of $0.0225 per share, representing 50 percent of the low price for the shares during a three day trading period.

In October, 2012 we issued a total of 2,284,848 common shares to Asher Enterprises, Inc. on three conversions totaling $36,400 in principal amounts of loans and accrued interest, at prices of $0.0165, $0.015, and $0.0135 per share respectively, representing 50 percent of the low price for the shares during a three day trading period.

In December, 2012 we issued a total of 636,364 common shares to Common Stock, LLC. on a conversion totaling $7,000 in principal amounts of loans, at a prices of $0.011, per share, representing 60 percent of the low price for the shares during a three day trading period.

In December, 2012, we issued 1,000,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of Immersion House.

As a result of the issue of these shares, we now have a total of 33,753,492 common shares issued and outstanding as of January 18, 2012.

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

NOVATION HOLDINGS, INC. (Registrant)

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

/s/JOHN BURKE
John Burke
Consulting Principal Accounting Officer

Dated: January 22, 2013