Form 10-Q
period 2013-02-28
Novation Holdings Inc
filed 2013-04-22
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended February 28, 2013

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

Yes [ ] No [ X]

As of April 22, 2013, there were 48,217,237 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of February 28, 2013 and August 31, 2012	2

	Consolidated Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012 and for the period from September 24, 1998 (Date of Inception) to February 28, 2013	3
-	Consolidated Statements of Cash Flows for the six months ended February 28, 2013and February 29, 2012and for the period from September 24, 1998 (Date of Inception) to February 28, 2013	5
	Notes to the Consolidated Financial Statements.	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	23

ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	(Removed and Reserved)	25
ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES	26

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Novation Holdings, Inc. and subsidiaries (a development stage company) (the "Company”) at February 28, 2013 (with comparative figures as at August 31, 2012); and the  consolidated statements of operations for the three months ended February 28, 2013and February 29, 2012, and for the period from September 24, 1998 (date of inception) to February 28, 2013; the consolidated statement of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to February 28, 2013; and the consolidated statements of cash flows for the three months ended February 28, 2013 and February 29, 2012 and for the period from September 24, 1998 (date of inception) to February 28, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements included in this report include the operating results of the Company as well as its wholly-owned subsidiaries, Burgoyne Internet Services, Inc., Novation Consulting Services, Inc., and Casita de los Ninos, LLC, and the results of Alternative Energy Partners, Inc. (AEGY) and its subsidiaries, adjusted to reflect a minority interest in AEGY of approximately 35 percent.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three months ended February 28, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

Novation Holdings, Inc.
CONSOLIDATED BALANCE SHEETS

	February 28, 2013 (unaudited)	August 31, 2012 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ 877	$ 1,245
Prepaid expenses	3,979	1,000
Accounts Receivable	22,912	-
Deferred loan costs, net of accumulated amortization of $27,359 and $15,689	16,141	4,811
Total current assets	43,909	7,056
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $433 and $221 respectively)	1,687	1,899
Loan receivable	250,000	48,000
Investment in subsidiaries	1,156,797	-
Advances to related parties	-	42,500
Total assets	$ 1,452,394	$ 99,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 105,313	$ 18,590
Notes payable - net of debt discount of $56,665 and $25,861	262,655	181,319
Accrued interest	22,154	13,428
Prepaid services	3,592	-
Customer deposits	4,618	-
Derivative liability	31,165	30,815
Total current liabilities	429,497	244,152
LONG-TERM LIABILITIES
Notes payable - net of debt discount of $11,786 and $0	755,693	-
Total liabilities	1,185,190	244,152
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000
shares authorized. 33,117,128 and 30,094,500 shares
issued and outstanding	48,217	30,094
Preferred stock, $0.001 par value; 5,000,000
shares authorized. 1,000,000 and 0 shares
issued and outstanding	1,000	-
Additional paid in capital	9,690,728	9,091,652
Deficit accumulated during the development stage	(9,472,741)	(9,266,443)
Total stockholders' equity (deficit)	267,204	(144,697)
Total liabilities and stockholders' equity	$ 1,452,394	$ 99,455

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended		For the Six Months Ended		Cumulative from Inception to February 28, 2013
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

REVENUES	$ 68,779	$ -	$ 68,779	$ -	$ 68,779

COST OF GOODS SOLD	30,897	-	30,897	-	30,897

NET INCOME	$ 37,882	$ -	$ 37,882	$ -	$ 37,882

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	2,144,362	60,000	2,636,340	6,125,544
Professional fees	137,974	358,585	207,723	869,128	1,748,328
Travel and entertainment	450	16,842	12,513	17,767	47,064
Insurance	-	55,000	-	55,000	73,559
Office expense	79	-	158	-	1,491
Telephone and internet	1,546	1,600	1,546	1,600	9,499
General and administrative	36,607	8,700	44,118	9,192	351,709
Dues and subscriptions	-	-	-	-	65
Rent	2,060	-	2,060	-	2,060
Repairs and maintenance	-	3,748	-	3,748	14,451

Loss from operations	(170,834)	(2,588,837)	(290,236)	(3,592,775)	(8,335,888)

OTHER INCOME (EXPENSE)
Finance cost	-	-	-	-	(133,494)
Sale of subsidiary	225,851	-	225,851	-	225,851
Gain on extinguishment of debt	-	-	-	-	523,667
Interest, net	(56,421)	(92,327)	(162,481)	(337,320)	(1,720,112)
Derivative expense	-	-	(57,844)	-	(227,722)
Change in fair value of derivatives	57,293	-	66,725	-	197,178
Other, net	-	-	-	-	(2,221)

Net loss	$ 55,890	$ (2,681,164)	$ (217,984)	$ (3,930,095)	$ (9,472,741)

Net loss per share (basic and diluted)	$ 0.00	$ (0.20)	$ (0.01)	$ (0.43)

Weighted average number of shares outstanding during the period-basic and diluted	26,442,604	13,595,356	31,985,904	9,034,747

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended		For the Period from September 24, 1998 (Inception) to February 29, 2013
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (217,984)	$ (3,930,095)	$ (9,484,427)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	212	8	433
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	-	3,076,716	6,465,156
Gain on extinguishment of debt	-	-	(523,667)
Loss on derivatives	(8,881)	-	30,545
Amortization of deferred loan costs	4,926	550	20,615
Amortization of debt discount	123,595	106,679	1,759,107
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	5,606	9,981	60,341
Increase in accounts receivable	(22,912)	-	(22,912)
Increase in prepaid expenses	(2,979)	(71,500)	(3,979)
Loans receivable	(46,174)	(212,174)	(94,174)
Increase in accounts payable	86,723	37,170	105,313
Net cash used by operating activities	(77,868)	(982,665)	(1,536,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,120)	(2,120)
Net cash used by investing activities	-	(2,120)	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	156,432
Proceeds from issuance of common stock	-	-	55,450
Proceeds from notes payable	120,000	1,085,403	1,412,564
Related party advances	(42,500)	(38,000)	(85,000)
Net cash provided by financing activities	77,500	1,047,403	1,539,446
Net increase (decrease) in cash	(368)	62,619	877
Cash and equivalents, beginning of period	1,245	21,972	-
Cash and equivalents, end of period	$ 877	$ 84,591	$ 877
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 133,069	$ 160,000	$ 1,878,941
Accrued interest converted to notes payable	$ -	$ -	$ 41,307
Debt discount on notes payable from derivative liability	$ 162,500	$ -	$ 162,500
Reclassification of derivative liabilities to paid-in-capital	$ 68,530	$ -	$ 470,334

The accompanying notes are an integral part of these consolidated financial statements.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

On December 6, 2012, the Company completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the old company, the acquisition has been treated as an asset acquisition by Burgoyne Internet Services, Inc., a newly formed Florida corporation and our wholly-owned subsidiary.

On December 6, 2012, the Company also completed the acquisition of Casita de los Ninos, LLC, a California limited liability company doing business as Immersion House™ (www.immersionhouse.com). The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $100,000, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.

In January, 2013, the Company acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.

Effective January 1, 2013, the Company acquired a portion of the administrative consulting business operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.

On February 3, 2013, the Company sold its controlling interest in SureScreen Medical, Inc., its wholly-owned medical device development subsidiary, to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited Condensed Financial Statements of Novation Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended February 28, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the six-months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended August 31, 2012 filed with the Commission on December 17, 2012.

The Company has adopted an August 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of February 28, 2013 and August 31, 2012 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at February 28, 2013 and August 31, 2012, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at February 28, 2013 and August 31, 2012, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to February 28, 2013, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of earnings per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012, retroactively to September 24, 1998, the date of inception.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of February 28, 2013.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of February 28, 2013 and August 31, 2012, the Company had no balances in excess of federally insured limits.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has not yet emerged from the development stage, has a net loss of $273,874 and net cash used in operations of $112,888 for the three months ended

February 28, 2013; and negative working capital of $404,764 and an accumulated deficit of $9,540,317 at February 28, 2013.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 3.   INCOME TAXES

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

The following is a schedule of deferred tax assets as of February 28, 2013, and August 31, 2012:

	February 28, 2013	August 31, 2012
Net operating loss	$ 9,540,317	$ 9,266,443
Future tax benefit at 34%	3,243,708	3,150,591
Less: Valuation allowance	(3,243,708)	(3,150,591)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $93,117 during the three months ended February 28, 2013.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at February 28, 2013.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through February 28, 2013. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

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

.

During the quarter ended February 28, 2013, the Company issued Company stock as follows:

In September, 2012 we issued a total of 737,780 common shares to Asher Enterprises, Inc. on a conversion totaling $16,670 in principal amounts of loans and accrued interest, at a price of $0.0225 per share, representing 50 percent of the low price for the shares during a three day trading period.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 6.	CAPITAL STOCK (continued)

In October, 2012 we issued a total of 2,284,848 common shares to Asher Enterprises, Inc. on three conversions totaling $36,400 in principal amounts of loans and accrued interest, at prices of $0.0165, $0.015, and $0.0135 per share respectively, representing 50 percent of the low price for the shares during a three day trading period.

As a result of these transactions, there were 33,117,128 common shares outstanding at February 28, 2013.

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

The following is a summary of notes payable at February 28, 2013 and August 31, 2012:

Description	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $200 and $0, respectively.	-	37,500

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of February 28, 2013.	-	35,000
Asher Enterprises, Inc.*

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $8,288, respectively. The note was fully converted as of February 28, 2013.

	-	6,712
Asher Enterprises, Inc.*
On September 1, 2012, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on June 7, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of February 28, 2013.	42,500	-

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On October 3, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due on July 5, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of February 28, 2013.	32,500	-
Asher Enterprises, Inc.*
On December 18, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due on September 14, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of February 28, 2013.	53,000	-
Common Stock LLC *
On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of February 28, 2013.	-	5,507

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
Common Stock LLC *

On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $0, respectively. The Company converted $17,189 into shares.

	2,811	20,000
Common Stock LLC
On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $6,596 and $0, respectively.	13,404	20,000
Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $1,112 and $0, respectively. $40,320 had been converted to common stock as of February 28, 2013.

	-	6,100

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
JMJ Financial *
On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $5,047 unamortized portion remains at February 28, 2013.	11,028	50,500
JMJ Financial * On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $5,047 unamortized portion remains at February 28, 2013.	50,953	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on February 28, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $11,786 unamortized portion remains at February 28, 2013.	260,004	-
Total notes payable	467,700	181,319
Current portion	207,695	181,319
Notes payable-Long-term portion	$ 260,004	$ -

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

Embedded Derivative Liabilities in Convertible Notes

During the three months ended February 28, 2013, the Company recognized new derivative liabilities of $220,344 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $57,844, and was recorded as a loss on derivatives for the three months ended February 28, 2013.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

As a result of conversion of notes payable described in Note 7, the Company reclassified $68,530 of derivative liabilities to equity and the change in fair value of derivatives was $9,432.

As of February 28, 2013, the fair value of the Company’s derivative liabilities was $173,197 and $9,432 was recognized as a gain on derivatives due to change in fair value of the liabilities during the three months ended February 28, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

NOTE 8.  DERIVATIVE LIABILITIES (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2012	$30,815
ASC 815-15 additions	220,344
Change in fair value	(9,432)
ASC 815-15 deletions	(68,530)
Balance at February 28, 2013	$173,197

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$9,432
Derivative expense	(57,844)
Balance for the three months ended February 28, 2013	$(48,412)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOTE 9.  SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective October 25, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  At the date of this report, 1 million shares of preferred shares have been issued. The reverse stock split was given retroactive recognition in our Form 10-K filed on December 14, 2012.  All shares and per share information were retroactively adjusted to reflect the stock split.

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

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended February 28, 2012 and February 29, 2012.

On December 6, 2012, we completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the old company, the acquisition has been treated as an asset acquisition by Burgoyne Internet Services, Inc., a newly formed Florida corporation and our wholly-owned subsidiary. The consideration for the acquisition was the issuance of a convertible debt in the principal amount of $280,000, which included a $50,000 cash investment by the seller.

On December 6, 2012, we also completed the acquisition of Casita de los Ninos, LLC, a California limited liability company doing business as Immersion House™ (www.immersionhouse.com). The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $100,000, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.

In January, 2013, we acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.

Effective January 1, 2013, we acquired a portion of the administrative consulting business operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  The assets acquired and the debt assume in the acquisition are summarized below:

ASSETS

Accounts Receivable:

Alternative Energy Partners, Inc.

$ 164,546

BioCube, Inc.

     87,600

Crown City Pictures, Inc.

   178,650

Total Accounts Receivable

$  430,796

Computers, printers, server and related

$    20,000

Consulting Contracts:

Alternative Energy Partners, Inc.

$   100,000

Total other assets

$  120,000

Total Assets Acquired

$  550,796

LIABILITIES

Promissory Note to CF Consulting, LLC

$    55,108

Acquisition Note (partial)

    495,688

Total liabilities assumed

$ 550,796

The assets received in the acquisition were transferred to our newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.

On February 3, 2013, the Company sold its controlling interest in SureScreen Medical, Inc., its wholly-owned medical device development subsidiary, to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000.

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

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended February 28, 2012 and February 29, 2012.

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

SureScreen

Our wholly-owned subsidiary, SureScreen Medical, Inc., entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer. In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine.

A European patent has been granted for the technology and a patent application to the US Patent and Trademark Office was denied.  After reviewing the patent application status, the lack of a working model of the device and the considerable costs anticipated to complete the patent process, develop a working model, obtain regulatory approvals eventually develop a marketing program, our management determined that the costs and time were excessive and the likely return too uncertain to rpocees, so we sold SureScreen back to AVM Licensing Corp. and no longer have any interest in the company or its technology.

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

 For its current year through October 31, 2012 (10 months), Burgoyne reported revenues of $125,690, expenses of $76,847 and net income of $48,843.  We have included revenues and expenses related to Burgoyne in our consolidated financial statements commencing December 1, 2012, the closing date of the acquisition, in our fiscal quarter ending February 28, 2013.

As part of the transaction, we also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a period of 9 months from closing, or until August 31,2013, for a nominal fee of the greater of 2 percent of revenues or $200 per month.

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

Immersion HouseTM

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

Novation Consulting Services, Inc.

Effective January 1, 2013, we acquired a portion of the administrative consulting business operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  As a result of the acquisition, we have been able to bring all of the administrative, legal and financial services in house that were previously contracted for at a monthly fee of $20,000, and also will be able to offer the same services to other companies.  A new consulting agreement to provide these services to Alternative Energy Partners, Inc. (AEGY), was entered into effective January 1, 2013, for a monthly fee of $10,000.

Alternative Energy Partners, Inc.

In January, 2013, the Company acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  The financial results of AEGY have been consolidated with our financial results and the results of operations of our other, wholly-owned subsidiaries for purposes of this Report, although AEGY and its subsidiaries operate on a July 31 fiscal year while we operate on an August 31 fiscal year.  The one month differences resulting from the consolidation as of February 28, 2013 and the comparative figures at February 29, 2012, are not considered material.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased $1,388 from $1,245 at August 31, 2012 to a negative $143 at February 28, 2013.

We received loan proceeds of $40,000 in September of 2012 from Asher Enterprises, LLC, an unrelated third party, due June 7, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $792 on this note as of February 28, 2013.

We received loan proceeds of $30,000 in October of 2012 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $378 on this note as of February 28, 2013.

We received loan proceeds of $50,000 in October of 2012 from JMJ Financial, an unrelated third party, due October 3, 2013 at 5 percent interest. The note is convertible into common stock at a price equal to 70 percent of the lowest trading price for our common stock for the twenty five trading days prior to the notice of conversion. We accrued interest of $712 on this note as of February 28, 2013.

We September 21, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $792 on this note as of February 28, 2013.

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

Contractual obligations

We have entered into a consulting agreement dated July 1, 2011 with Michael Gelmon, our Chairman and Chief Executive Officer, under which Mr. Gelmon provides services as an officer and director for a monthly fee of $10,000. The consulting agreement is for an initial term of three years and extends annually unless terminated by either party at the end of the term, as extended. We also entered into a consulting agreement with CFOs to GO, Inc. to provide legal, financial, accounting and similar services, including assistance in preparing, filing and converting to EDGAR and XBRL filings for a monthly fee of $10,000, and a similar agreement with Matriarch Management, Inc. for the provision of administrative, IR, PR and related services, also for a fee of $10,000 monthly. The consulting agreements with CFOs to Go, Inc. and Matriarch Management, Inc. were terminated effective December 31, 2012. Novation Consulting Services, Inc. now provides a portion of these services directly or through consultants. John Burke, who serves as our consulting principal financial officer, does so through a consulting arrangement with his company and Novation Consulting Services, Inc. Indian River Financial Services, LLC provides consulting corporate general counsel and financial services directly to us under a consulting agreem,ent effective January 1, 2013.

A summary of notes payable by the Company at August 31, 2012 and February 28, 2013 is contained in Note 7 to the Financial Statements included in this Quarterly Report which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three months ended February 28, 2013 and February 29, 2012, the Company had no operating revenues.  Since inception, the Company has yet to earn operating revenues and has incurred cumulative net losses of $9,540,317.  For the three months ended February 28, 2013, the Company had a net loss of $273,874. For the three months ended February 28, 2012, the Company had a net loss of $1,248,931. Our activities have been attributed primarily to start up and business development.

For the quarters ended February 28, 2013 and February 29, 2012, we incurred operating expenses of $119,402 and $1,003,938, respectively.

For the six months ended February 28, 2013 and February 29, 2012, the Company had no operating revenues.  Since inception, the Company has yet to earn operating revenues and has incurred cumulative net losses of $9,540,317.  For the six months ended February 28, 2013 and February 29, 2012, the Company had a net loss of $273,874 and $  respectively. Our activities have been attributed primarily to start up and business development.

For the six months ended February 28, 2013 and February 29, 2012, we incurred operating expenses of $119,402 and $1,003,938, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at February 28, 2013, except certain convertible promissory notes as detailed in Note 7 to the financial statements included in this Report.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of February 28, 2013. Our shares are traded on the OTCBB under the symbol NOHO. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC, being at a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

Trends

We are in the development stage and have generated minimal revenue as of February 28, 2013. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2012, filed with the SEC on December 14, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of February 28, 2013 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of February 28, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and six months ended February 28, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In December, 2012 we issued a total of 3,611,094 common shares to various unrelated parties on six conversions totaling $63,138 in principal amounts of loans and accrued interest, at a prices of $0.0371, $0.0018, $0.030, $0.0346, $0.0131, and $0.011 per share.

In January 2013, we issued a total of 2,564,102 common shares to various unrelated parties on three conversions totaling $17,991 in principal amounts of loans and accrued interest, at prices of $0.0078, $0.0078, and $0.0066 per share respectively.

In January 2013, we issued a total of 500,000 common shares to an unrelated parties for a six month marketing contract at $0.01 per share.

In February 2013, we issued a total of 8,773,810 common shares to various unrelated parties. on four conversions totaling $22,700 in principal amounts of loans, at a prices of $0.0049, $0.0040, $0.0028, $0.0015 per share.

As a result of the issue of these shares, we now have a total of 48,217,237 common shares issued and outstanding as of April 22, 2013.

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

Dated: April 22, 2013