Form 10-Q/A
period 2013-02-28
Novation Holdings Inc
filed 2013-05-03
CIK 1080602

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

This amended Quarterly Report on Form 10-Q/A is filed to correct certain financial information presented in the original filing on a consolidated basis and to add the XBRL exhibits to the original filing.

As of April 23, 2013, the Board of Directors of the Corporation has determined that the financial statements contained in the Form 10-Q quarterly report for the period ended February 28, 2013, which this Form 10-Q/A amends, should not be relied upon, because those prior financial statements did not accurately present the consolidated balance sheets, Statements of Operations, and Statements of Cash Flows for the quarter ended February 28, 2013 on a consolidated basis with Alternative Energy Partners, Inc., in which the Corporation has acquired a controlling interest.  Management of the Corporation has discussed these errors with its independent accounting firm and the amendment of the original Form 10-Q to incorporate the required changes in the financial statements, and the independent accountants have reviewed this amended filing and the financial statements included.  No letter from the independent accountants under Item 4.02(c) of Form 8-K, for which this statement is a substitute, is required.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets as of February 28, 2013 and August 31, 2012	2

	Consolidated Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012 and for the period from September 24, 1998 (Date of Inception) to February 28, 2013	3
-	Consolidated Statements of Cash Flows for the six months ended February 28, 2013and February 29, 2012and for the period from September 24, 1998 (Date of Inception) to February 28, 2013	4
	Notes to the Consolidated Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	26
ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	(Removed and Reserved)	29
ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

	SIGNATURES	30

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

Novation Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 1,507	$ 1,245
Accounts Receivable	2,912	-
Prepaid expenses	3,376	1,000
Deferred loan costs, net of accumulated amortization of $27,359 and $15,689	16,141	4,811
Total current assets	23,936	7,056
FIXED ASSETS
Property, plant and equipment (net of accumulated
depreciation of $433 and $221 respectively)	1,687	1,899
OTHER ASSETS
Loan receivable	250,000	48,000
Investment in subsidiaries	1,039,162	-
Deposits	5,000
Advances to related parties	-	42,500
Total assets	$ 1,319,785	$ 99,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 283,427	$ 18,590
Accrued interest	47,797	13,428
Due to related party	5,000	-
Notes payable	68,710	181,319
Convertible notes payable, net of discounts of $68,468	493,522	-
Derivative liability	237,818	30,815
Total current liabilities	1,136,274	244,152
LONG-TERM LIABILITIES
Note payable	495,689	-
Convertible note payable, net of discount of $11,786 and $0	436,305	-
Total liabilities	2,068,268	244,152
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 and no shares issued and outstanding
at February 28, 2013 and August 31, 2012, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized
48,217,237 and 30,094,500 shares issued and outstanding
at February 28, 2013 and August 31, 2012, respectively	48,217	30,094
Additional paid in capital	9,663,443	9,091,652
Non-controlling interest	(412,976)	-
Deficit accumulated during the development stage	(10,048,167)	(9,266,443)
Total stockholders' equity (deficit)	(748,483)	(144,697)
Total liabilities and stockholders' equity (deficit)	$ 1,319,785	$ 99,455

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended		September 24, 1998 (inception) to February 28, 2013
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
REVENUES	$ 72,813	$ -	$ 72,813	$ -	$ 72,813
COST OF GOODS SOLD	30,897	-	30,897	-	30,897
NET REVENUES	41,916	-	41,916	-	41,916
GENERAL AND ADMINISTRATIVE EXPENSES
Executive compensation	30,000	2,144,362	60,000	2,636,340	6,125,544
Professional fees	297,953	358,585	367,702	869,128	1,908,307
General and administrative	48,496	85,890	68,149	87,307	519,338
Rent	11,729	-	11,729	-	11,729
Impairment loss	335,549	-	335,549	-	335,549
Total operating expenses	723,727	2,588,837	843,129	3,592,775	8,900,467
Loss from operations	(681,811)	(2,588,837)	(801,213)	(3,592,775)	(8,858,551)
OTHER INCOME (EXPENSE)
Finance cost	(9,958)	-	(9,958)	-	(143,452)
Sale of subsidiary	246,876	-	246,876	-	246,876
Gain on extinguishment of debt	-	-	-	-	523,667
Interest, net	(150,122)	(92,327)	(256,182)	(337,320)	(1,813,813)
Derivative expense	-	-	-	-	(169,878)
Change in fair value of derivatives	118,077	-	(166,489)	-	(36,037)
Other, net	-	-	-	-	(2,221)
Total other income (expense)	204,873	(92,327)	(185,753)	(337,320)	(1,394,858)
Net (loss)	(886,684)	(2,681,164)	(986,966)	(3,930,095)	(10,253,409)
Net loss attributable to non-controlling interest	205,242	-	205,242	-	205,242
Net loss	$ (681,442)	$ (2,681,164)	$ (781,724)	$ (3,930,095)	$ (10,048,167)
Net loss per share (basic and diluted)	$ (0.03)	$ (0.20)	$ (0.02)	$ (0.43)
Weighted average number of shares outstanding during the period-basic and diluted	26,442,603.60	13,595,356	31,985,904	9,034,747

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended		September 24, 1998 (Inception) to February 28, 2013
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(781,724)	(3,930,095)	(10,048,167)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	212	8	433
Capital contributions-noncash expenses	-	-	151,200
Stock based compensation expense	-	3,076,716	6,244,978
Gain on extinguishment of debt	-	-	(523,677)
Loss on derivatives	166,489	-	599,108
Amortization of deferred loan costs	11,670	550	27,359
Amortization of debt discount	230,779	106,679	488,492
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(2,912)	-	(2,912)
Increase in prepaid expenses	(2,376)	(71,500)	(3,376)
Increase in other assets	(23,000)	-	(43,500)
Interest accrued on notes payable	-	-	-
Increase (decrease) in accrued interest	11,796	9,981	25,224
Net cash used by operating activities	(168,220)	(982,665)	(2,857,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,120)	(2,120)
Investment in non-controlling interests	(495,689)	-	(495,689)
Investment in notes receivable, net	(159,500)	-	(250,000)
Net cash used by investing activities	(655,189)	(2,120)	(747,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-	-
Proceeds from issuance of common stock	-	-	55,450
Proceeds (payments) convertible notes payable, net	448,091	1,085,403	2,994,155
Proceeds (payments) from notes payable	370,580	-	551,899
Related party advances	5,000	(38,000)	5,000
Net cash provided by financing activities	823,671	1,047,403	3,606,504
Net increase (decrease) in cash	262	62,618	1,507
Cash and equivalents, beginning of period	1,245	21,972	-
Cash and equivalents, end of period	$ 1,507	$ 84,590	$ 1,507
Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ 4,500
Cash paid for income taxes	$ -	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 53,070	$ 884,214	$ 2,075,457
Accrued interest converted to notes payable	$ -	$ -	$ 41,307
Debt discount on notes payable from derivative liability	$ ~~-~~ 55,708	$ -	$ 302,265
Reclassification of derivative liabilities to paid-in-capital	$ 68,530	$ -	$ 470,334

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

February 28, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited Condensed Financial Statements of Novation Holdings, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended February 28, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the six-months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended August 31, 2012 filed with the Commission on December 17, 2012.

The Company has adopted an August 31 year end, but Alternative Energy Partners, Inc., which is controlled by more than 60 percent by the Company and whose financial statements have been consolidated with the Company in this Report, reports on a fiscal year ended July 31. The financial statements of Alterative Energy Partners, Inc. have been reported separately on its own periodic reports filed with the SEC, but the financial reports of AEGY included herein have been modified from the quarterly report for AEGY filed for the quarter ended January 31, 2013 by including the period from December 1, 2012 to February 28, 2013 for AEGY in the consolidated financial statements in this Report.

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

On July 1, 2011, the Company issued 333,333 shares of common stock valued at $2,100,000 to the Company’s Chairman and CEO, with the shares originally vesting over 5 years on a proportionate basis. As of August 31, 2011, one-fifth or 66,667 shares valued at $420,000 had vested. Mr. Gelmon conveyed two thirds of the original 333,333 shares to two other parties for reasons unrelated to the Company, retaining a total of 111,111 shares. The non-vested balance at August 31, 2011 of 266,667 total shares valued at $1,680,000 had been issued but was being held in escrow for release on an annual basis each July 1. During the year ended August 31, 2012, the Company revised the vesting term to 3 years and released an additional 155,556 shares valued at $980,000. The non-vested balance of 111,111 shares at August 31, 2012 was one-third of the original issuance valued as of the original issue date at $700,000, of which Mr. Gelmon holds 37,037 shares to be received, with a current market value of less than $600.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has not yet emerged from the development stage, has a net loss of $781,724 and net cash used in operations of $168,220 for the six months ended

February 28, 2013; and negative working capital of $1,112,338 and an accumulated deficit of $10,048,167 at February 28, 2013.

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

The following is a schedule of deferred tax assets as of February 28, 2013, and August 31, 2012:

	February 28, 2013	August 31, 2012
Net operating loss	$ 10,048,167	$ 9,266,443
Future tax benefit at 34%	3,416,377	3,150,591
Less: Valuation allowance	(3,416,377)	(3,150,591)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $265,786 during the three months ended February 28, 2013.

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Matriarch Management Inc. provided financial, accounting, and similar services to the Company at a monthly fixed fee of $10,000, commencing March 1, 2012 and also provided legal consulting services through ist subsidiary, CFOs to Go, Inc. Ezequiel Rodriguez, who served as Corporate Secretary and Assistant Corporate Counsel, and John Burke, who serves as the Company’s principal accounting officer, were both employed by Matriarch Management, Inc. through December 31, 2012 and served in this positions as part of the consulting arrangement with Matriarch Management. Effective January 1, 2013, the Company acquired a portion of the administrative consulting business operated by Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and Matriarch, on the one hand, and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.

Michael Gelmon, who serves the Company as CEO, is paid as a consultant to the Company at the rate of $10,000 per month, commencing July 1, 2012.  Mr. Gelmon is a Canadian citizen and resident.

NOTE 6.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001.

.

During the six months ended February 28, 2013, the Company issued Company stock as follows:

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

In December, 2012, we issued 1,000,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of Immersion House.

NOTE 7.  NOTES PAYABLE

The Company has issued a number of convertibles debentures over the past 12 months in order to obtain working capital and for acquisitions. As the notes have matured, the holders have begun electing to convert the notes into common stock.

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.	NOTES PAYABLE (continued)

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

Asher Enterprises, Inc. *

On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carried interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company converted $37,300 into shares. The carrying amount of the debt discount was $200 and $0 respectively.

	-	37,500
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of February 28, 2013.	-	35,000

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
Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $0, respectively. The note was fully converted as of February 28, 2013.

	-	6,100
JMJ Financial *

On July 30, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on July 30, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $2,504 unamortized portion remains at February 28, 2013. The carrying amount of the debt discount was $13,532 and $50,500, respectively. The Company converted $4,900 into common shares as of February 28, 2013.

	11,028	50,500

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 7.  NOTES PAYABLE (continued)

Description	February 28, 2013 (Unaudited)	August 31, 2012
JMJ Financial *
On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $3,547 unamortized portion remains at February 28, 2013.	52,453	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on February 28, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $11,786 unamortized portion remains at February 28, 2013.	260,004	-
Subsidiary Notes
Various notes help by subsidiary AEGY, net of debt discounts.	462,127	-
Acquisition Note
Note to acquire subsidiary novation Consulting	495,689	-
Total notes payable	1,425,516	181,319
Current portion	493,522	181,319
Notes Payable-Long-term portion	931,994	-

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

NOVATION HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

 (UNAUDITED)

NOTE 8.  DERIVATIVE LIABILITIES (continued)

Embedded Derivative Liabilities in Convertible Notes

During the six months ended February 28, 2013, the Company recognized new derivative liabilities of $80,449 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $2,782, and was recorded as a loss on derivatives for the six months ended February 28, 2013.

As a result of conversion of notes payable described in Note 7, the Company reclassified $80,449 of derivative liabilities to equity and the change in fair value of derivatives was $34,672.

As of February 28, 2013, the fair value of the Company’s derivative liabilities was $237,818 and $2,782 was recognized as a gain on derivatives due to change in fair value of the liabilities during the three months ended February 28, 2013.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2012	$288,672
ASC 815-15 additions	80,449
Change in fair value	34,672
ASC 815-15 deletions	(165,975)
Balance at February 28, 2013	$237,818

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(34,672)
Derivative expense	31,890
Balance for the six months ended February 28, 2013	$(2,782)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this amended Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2013 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

Effective January 1, 2013, we acquired a portion of the administrative consulting business operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  The assets acquired and the debts assumed in the acquisition are summarized below:

ASSETS

Accounts Receivable:
Alternative Energy Partners, Inc	$164,546
BioCube, Inc.	87,600
Crown City Pictures, Inc.	178,650
Total Accounts Receivable	$430.796

Computers, printers, server and related	20,000
Consulting Contract-AEGY:	100,000
Total assets acquired	$550,796

LIABILITIES

Promissory Note to CF Consulting, LLC	$55,108
Acquisition Note (partial)	495,688
Total liabilities assumed	$550,796

The assets received in the acquisition were transferred to our newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which NOW provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increase $262 from $1,245 at August 31, 2012 to $1,507 at February 28, 2013.

We received loan proceeds of $40,000 in September of 2012 from Asher Enterprises, LLC, an unrelated third party, due June 7, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $1,686 on this note as of February 28, 2013.

We received loan proceeds of $30,000 in October of 2012 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $1,076 on this note as of February 28, 2013.

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

We received loan proceeds of $53,000 in December of 2012 from Asher Enterprises, LLC, an unrelated third party, due September 14, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $917 on this note as of February 28, 2013.

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

Results of Operations

For the three months ended February 28, 2013 and February 29, 2012, the Company earned gross revenues of $72,813.  Since inception, the Company has incurred cumulative net losses of $10,048,167.  For the three months ended February 28, 2013, the Company had a net loss of $681,442. For the three months ended February 28, 2012, the Company had a net loss of $2,681,164. Our activities have been attributed primarily to start up and business development.

For the three months ended February 28, 2013 and February 29, 2012, we incurred operating expenses of $723,727 and $2,588,837, respectively.

For the six months ended February 28, 2013 and February 29, 2012, the Company earned gross revenues of $72,813.  Since inception, has incurred cumulative net losses of $10,048,167.  For the six months ended February 28, 2013 and February 29, 2012, the Company had a net loss of $781,724 and $3,930,095 respectively. Our activities have been attributed primarily to start up and business development.

For the six months ended February 28, 2013 and February 29, 2012, we incurred operating expenses of $843,129 and $3,592,778, respectively.

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

27

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

Dated: May 3, 2013