Form 10-Q
period 2013-05-31
Novation Holdings Inc
filed 2013-07-19
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended May 31, 2013

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

Yes [ ] No [ X]

As of July 19, 2013, there were 245,128,156 shares of Common Stock ($0.001 par value) outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Novation Holdings, Inc. and subsidiaries () (the "Company”) at May 31, 2013 (with comparative figures as at August 31, 2012); and the  condensed consolidated statements of operations for the three months ended May 31, 2013 and May 31, 2012; the statement of stockholders’ equity (deficit) for the period from August 31, 2012 to May 31, 2013; and the condensed consolidated statements of cash flows for the three and nine months ended May 31, 2013 and May 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements included in this report include the operating results of the Company as well as its wholly-owned subsidiaries, Burgoyne Internet Services, Inc., Novation Consulting Services, Inc., and Casita de los Ninos, LLC.

In the opinion of management, all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Condensed consolidated operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2013.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 5,744	$ 1,245
Accounts Receivable	62,787	-
Prepaid expenses	2,678	1,000
Deferred loan costs, net of accumulated amortization of $33,767 and $15,689	12,233	4,811
Total current assets	83,442	7,056
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $539 and $221 respectively)	1,581	1,899
Loan receivable	500,000	48,000
Investment in subsidiaries	1,067,690	-
Advances to related parties	250	42,500
Total assets	$ 1,652,963	$ 99,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 195,379	$ 18,590
Accrued interest	28,293	13,428
Due to related party	712	-
Note payable	86,378	-
Notes payable - net of debt discount of $55,828 and $25,861	141,699	181,319
Derivative liability	40,365	30,815
Total current liabilities	492,826	244,152
LONG-TERM LIABILITIES
Acquisition note payable	489,689	-
Convertible note payable - net of discount of $8,571	263,219	-
Total liabilities	1,245,734	244,152
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 and no shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
137,829,373 and 30,094,500 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	137,829	30,094
Additional paid in capital	9,863,181	9,091,652
Deficit accumulated during the development stage	(9,594,781)	(9,266,443)
Total stockholders' equity (deficit)	407,229	(144,697)
Total liabilities and stockholders' equity	$ 1,652,963	$ 99,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

REVENUES	$ 77,201	$ -	$ 147,744	$ -

COST OF GOODS SOLD	15,271	-	46,168	-

NET REVENUES	$ 61,930	$ -	$ 101,576	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	304,226	90,000	2,940,566
Professional fees	98,459	123,100	317,111	992,228
General and administrative	15,759	31,331	78,843	118,638
Rent	3,190	-	14,919	-
Total operating expenses	147,409	458,657	500,874	4,051,432

Loss from operations	(85,479)	(458,657)	(399,298)	(4,051,432)

OTHER INCOME (EXPENSE)
Finance cost	(9,623)	-	(19,581)	-
Gain on sale of subsidiary	172,000	-	418,876	-
Gain on extinguishment of debt	-	520,483	-	520,493
Interest, net	(33,196)	8,995)	(192,572)	(346,315)
Change in fair value of derivatives	(69,217)	-	(135,764)	-
Other, net	-	-	-	-
Total other income (expense)	59,964	511,488	70,959	(174,178)

Net income (loss)	$ (25,515)	$ 52,841	$ (328,338)	$ (3,877,254)

Net loss per share (basic and diluted)	$ 0.00	$ (0.00)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding during the period-basic and diluted	75,861,316	13,595,356	69,517,749	9,034,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended
	May 31, 2013	May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (328,338)	$ (3,877,254)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	318	114
Capital contributions-noncash expenses	-	-
Stock based compensation expense	-	3,380,941
Gain on extinguishment of debt	-	(520,493)
Loss on derivatives	-	-
Amortization of deferred loan costs	18,078	825
Amortization of debt discount	128,176	106,679
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	14,865	15,472
Increase in accounts receivable	(62,787)	-
Increase in prepaid expenses	(1,678)	(96,500)
Loans receivable	(46,174)	(212,174)
Increase in accounts payable	176,789	39,806
Net cash used by operating activities	(100,751)	(1,162,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,120)
Net cash used by investing activities	-	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	147,500	1,201,407
Related party advances	(42,250)	(38,000)
Net cash provided by financing activities	105,250	1,163,407
Net increase (decrease) in cash	4,499	(1,297)
Cash and equivalents, beginning of period	1,245	21,972
Cash and equivalents, end of period	$ 5,744	$ 20,675
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 225,105	$ 1,148,407
Accrued interest converted to notes payable	$ -	$ -
Debt discount on notes payable from derivative liability	$ 237,500	$ -
Reclassification of derivative liabilities to paid-in-capital	$ 286,295	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

On December 6, 2012, the Company completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the old company, the acquisition has been treated as an asset acquisition by Burgoyne Internet Services, Inc., a newly formed Florida corporation and a wholly-owned subsidiary.

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 1.           ORGANIZATION (continued)

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On December 6, 2012, the Company completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of December 1, 2012.  Since the effect of the change of control of the limited liability company under Utah law was a legal dissolution of the old company, the acquisition has been treated as an asset acquisition by Burgoyne Internet Services, Inc., a newly formed Florida corporation and a wholly-owned subsidiary.

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

As a result of these acquisitions, the Company is now a holding and management company with operating subsidiaries engaged in administrative and financial consulting, ISP services and full immersion language training, all of which are producing revenues, and plans to expand the business and operations of each subsidiary.

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Novation Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim period ended May 31, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the nine-month period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended August 31, 2012 filed with the Commission on December 17, 2012.

The Company has adopted an August 31 year end.

As a result of the recent acquisitions by the Company, management has determined that the Company is no longer a development stage company in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of May 31, 2013 and August 31, 2012 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at May 31, 2013 and August 31, 2012, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at May 31, 2013 and August 31, 2012, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to May 31, 2013, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of earnings per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012, retroactively to September 24, 1998, the date of inception.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of May 31, 2013.

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of May 31, 2013 and August 31, 2012, the Company had no balances in excess of federally insured limits.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Binomial pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the condensed consolidated statement of operation. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $298,338 and net cash used in operations of $100,751 for the three months ended

May 31, 2013; and negative working capital of $379,384 and an accumulated deficit of $9,564,781 at May 31, 2013.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is  and has suffered recurring losses and has no established source of revenue.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows.

There can be no assurances that the Company will be able to achieve profitable operations or obtain additional funding.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

10

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

The following is a schedule of deferred tax assets as of May 31, 2013, and August 31, 2012:

	May 31, 2013	August 31, 2012
Net operating loss	$ 9,564,781	$ 9,266,443
Future tax benefit at 34%	3,252,026	3,150,591
Less: Valuation allowance	(3,252,026)	(3,150,591)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $101,435 during the three months ended May 31, 2013.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at May 31, 2013.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through May 31, 2013. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Michael Gelmon, who serves the Company as CEO, is paid as a consultant to the Company at the rate of $10,000 per month, commencing July 1, 2012.  Mr. Gelmon is a Canadian citizen and resident.

NOTE 5.	CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share and 10 million shares of preferred stock, par value $0.001.

.

During the quarter ended May 31, 2013, the Company issued Company stock as follows:

In March, 2013 we issued a total of 13,764,832 common shares on conversions totaling $16,886 in principal amounts of loans and accrued interest, representing 50 percent of the low price for the shares during a three day trading period.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 5.	CAPITAL STOCK (continued)

In April, 2013 we issued a total of 19,176,623 common shares on conversions totaling $22,845 in principal amounts of loans and accrued interest, representing 50 percent of the low price for the shares during a three day trading period.

In May, 2013 we issued a total of 56,571,681 common shares on conversions totaling $45,304 in principal amounts of loans, representing 50 percent of the low price for the shares during a three day trading period.

As a result of the issue of these shares, we now have a total of 137,829,373 common shares and 1,000,000 preferred shares issued and outstanding as of January 18, 2013.

NOTE 6.  NOTES PAYABLE

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

The following is a summary of notes payable at May 31, 2013 and August 31, 2012:

Description	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $200 and $0, respectively.	-	37,500

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 6.  NOTES PAYABLE (continued)

Description	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of May 31, 2013.	-	35,000
Asher Enterprises, Inc.*

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $8,288, respectively. The note was fully converted as of May 31, 2013.

	-	6,712
Asher Enterprises, Inc.*
On September 1, 2012, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on June 7, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of May 31, 2013.	-	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 6.  NOTES PAYABLE (continued)

Description	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
Asher Enterprises, Inc.*

On October 3, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due on July 5, 2013 and carries interest at 8 percent per annum, payable at maturity. The note  is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $18,910 and $0, respectively. The Company converted $7,100 into shares.

6,490		-
Asher Enterprises, Inc.*
On December 18, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital. The note is due on September 14, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of May 31, 2013.	53,000	-
Common Stock LLC *
On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of May 31, 2013.	-	5,507

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 6.  NOTES PAYABLE (continued)

Description	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
Common Stock LLC *
On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of May 31, 2013.	-	20,000
Common Stock LLC

On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $5,600 and $0, respectively. The Company converted $5,236 into shares.

	9,164	20,000
Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $1,112 and $0, respectively. $40,320 had been converted to common stock as of May 31, 2013.

	-	6,100
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of May 31, 2013.	27,500	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 6.  NOTES PAYABLE (continued)

Description	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
JMJ Financial *
On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $1,004 unamortized portion remains at May 31, 2013.	7,248	50,500
JMJ Financial * On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, of which $2,047 unamortized portion remains at May 31, 2013.	38,297	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $8,571 unamortized portion remains at May 31, 2013.	263,219	-
Total notes payable	404,918	181,319
Current portion	141,699	181,319
Notes payable-Long-term portion	$ 263,219	$ -

NOTE 7.  DERIVATIVE LIABILITIES

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

Embedded Derivative Liabilities in Convertible Notes

During the three months ended May 31, 2013, the Company recognized new derivative liabilities of $127,556 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $16,661, and was recorded as a loss on derivatives for the three months ended May 31, 2013.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

 (UNAUDITED)

NOTE 7.  DERIVATIVE LIABILITIES (continued)

As a result of conversion of notes payable described in Note 7, the Company reclassified $217,765 of derivative liabilities to equity and the change in fair value of derivatives was $16,661.

As of May 31, 2013, the fair value of the Company’s derivative liabilities was $40,365 during the three months ended May 31, 2013.

The following table summarizes the derivative liabilities included in the condensed consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2012	$30,815
ASC 815-15 additions	346,493
Change in fair value	28,784
ASC 815-15 deletions	(365,727)
Balance at May 31, 2013	$40,365

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Condensed consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(16,661)
Derivative expense	(52,556)
Balance for the three months ended May 31, 2013	$(69,217)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOTE 8.  SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended May 31, 2012 and May 31, 2012.

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

The Business

Novation Holdings, Inc. (the “Company” or “we”), formerly Allezoe Medical Holdings, Inc., is  engaged in the business of managing operating companies. We were organized originally under the laws of the State of Delaware as Stanford Management Ltd., on September 24, 1998, and, effective on October 25, 2012, transferred our place of incorporation from Delaware to Florida and changed our corporate name to Novation Holdings, Inc.

We are in the business of medical technology development and marketing, childhood language development, ISP management, administrative and financial management consulting and other new businesses, operating through wholly-owned subsidiaries to which we provide management, administrative, financial and other support services.  We are also actively seeking other related acquisitions in other market segments where the development time and cost are less and the production of operating revenues can be accelerated.

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

A European patent has been granted for the technology and a patent application to the US Patent and Trademark Office was denied.  After reviewing the patent application status, the lack of a working model of the device and the considerable costs anticipated to complete the patent process, develop a working model, obtain regulatory approvals eventually develop a marketing program, our management determined that the costs and time were excessive and the likely return too uncertain to predict so we sold SureScreen back to AVM Licensing Corp. and no longer have any interest in the company or its technology.

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

The acquisition agreement also provided that the parties would undertake a reconciliation of income and expenses as of December 31, 2012 and that ISP Holdings would then transfer the net funds due for the operations of Burgoyne through December 31, 2012 to Burgoyne Internet Services, Inc.  Thereafter, all income and expenses related to the operations of the ISP business will be recorded directly by Burgoyne Internet Services, Inc. and included in the condensed consolidated results of operations with the Company.

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

Novation Consulting Services, Inc.

Effective January 1, 2013, we acquired a portion of the administrative consulting business operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  As a result of the acquisition, we have been able to bring all of the administrative, legal and financial services in house that were previously contracted for at a monthly fee of $10,000, and also will be able to offer the same services to other companies.  A new consulting agreement to provide these services to Alternative Energy Partners, Inc. (AEGY), was entered into effective January 1, 2013, for a monthly fee of $10,000.  That agreement was amended effective May 1, 2013 to include payment of the consulting fees due to Indian River Consulting, Inc., which will now be paid through Novation Consulting Services, Inc. rather than directly by AEGY

Alternative Energy Partners, Inc.

In January, 2013, the Company acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. Due to the inability of AEGY to effect a reverse split of its common stock, we determined that continued involvement with AEGY was not in our best interests and, as a result, we sold the control preferred stock to a third party for a note in the amount of $250,000.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $4,499 from $1,245 at August 31, 2012 to $5,744 at May 31, 2013. Since our operating subsidiaries are now producing revenues, a portion of our operating expenses are now being paid from current income.

We received loan proceeds of $40,000 in September of 2012 from Asher Enterprises, LLC, an unrelated third party, due June 7, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $30,000 in October of 2012 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion..

We received loan proceeds of $50,000 in October of 2012 from JMJ Financial, an unrelated third party, due October 3, 2013 at 5 percent interest. The note is convertible into common stock at a price equal to 70 percent of the lowest trading price for our common stock for the twenty five trading days prior to the notice of conversion.

We received loan proceeds of $27,500 in April of 2013 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 51 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to cover operating expenses and for further development of our operating subsidiaries. We expect to do so during the remainder of our fiscal year 2013. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

Contractual obligations

We have entered into a consulting agreement dated July 1, 2011 with Michael Gelmon, our Chairman and Chief Executive Officer, under which Mr. Gelmon provides services as an officer and director for a monthly fee of $10,000. The consulting agreement is for an initial term of three years and extends annually unless terminated by either party at the end of the term, as extended. We also entered into a consulting agreement with CFOs to GO, Inc. to provide legal, financial, accounting and similar services, including assistance in preparing, filing and converting to EDGAR and XBRL filings for a monthly fee of $10,000, and a similar agreement with Matriarch Management, Inc. for the provision of administrative, IR, PR and related services, also for a fee of $10,000 monthly. The consulting agreements with CFOs to Go, Inc. and Matriarch Management, Inc. were terminated effective December 31, 2012. Novation Consulting Services, Inc. now provides a portion of these services directly or through consultants. John Burke, who serves as our consulting principal financial officer, does so through a consulting arrangement between his company and Novation Consulting Services, Inc. Indian River Financial Services, LLC provides consulting corporate general counsel and financial services directly to us under a consulting agreement effective January 1, 2013, assumed by Novation Consulting Services, Inc.

A summary of notes payable by the Company at August 31, 2012 and May 31, 2013 is contained in Note 6 to the Financial Statements included in this Quarterly Report which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three months ended May 31, 2013 and May 31, 2012, the Company had revenues of $77,201 and $0, respectively. For the three months ended May 31, 2013, the Company had net income of $4,486. For the three months ended May 31, 2012, the Company had a net income of $52,841.

For the quarters ended May 31, 2013 and May 31, 2012, we incurred operating expenses of $117,409 and $458,657, respectively.

For the nine months ended May 31, 2013 and May 31, 2012, the Company had operating revenues of $147,744 and $0, respectively. For the nine months ended May 31, 2013 and May 31, 2012, the Company had a net loss of $298,338 and $3,877,254 respectively.

For the nine months ended May 31, 2013 and May 31, 2012, we incurred operating expenses of $470,874 and $4,051,432, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at May 31, 2013, except certain convertible promissory notes as detailed in Note 6 to the financial statements included in this Report.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of May 31, 2013. Our shares are traded on the OTCQB under the symbol NOHO. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC, being at a minimum Forms 10-Q and 10-K.

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

Trends

We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as more fully described under “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2012, filed with the SEC on December 14, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of May 31, 2013 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of May 31, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and six months ended May 31, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In June, 2013, we issued a total of 107,298,783 common shares to various unrelated parties for various conversions.

As a result of the issue of these shares, we now have a total of 245,128,156 common shares issued and outstanding as of July 19, 2013.

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

Dated: July 19, 2013