Form 10-K
period 2013-08-31
Novation Holdings Inc
filed 2013-12-16
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  August 31, 2013

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

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28 2013, was $106,813

There were 1,244,137,960 shares of the Registrant’s $.001 par value common stock outstanding as of November 25, 2013.

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

Novation Holdings, Inc. (the “Company” or “we”), is engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, technology and similar markets. We were organized originally under the laws of the State of Delaware as Stanford Management Ltd., on September 24, 1998, and, effective on October 25, 2012, transferred our place of incorporation from Delaware to Florida and changed our corporate name to Novation Holdings, Inc.

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

We now operate through our subsidiaries, Burgoyne Internet Services, Inc., a Florida corporation, and Novation Consulting Services, Inc., a Florida corporation, and have acquired controlling interests in other companies after the end of the fiscal year ended August 31, 2013.

Current Business of the Company

We are in the business of operating through wholly-owned subsidiaries to which we provide management, administrative, financial and other support services.  We are also actively seeking other related acquisitions in the ISP service provider field, as well as in other market segments where the development time and cost are less and the production of operating revenues can be accelerated

We currently operate Burgoyne Internet Services, Inc., a regional internet service provider (ISP) and Novation Consulting Services, Inc., an administrative service company.

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

WE ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

As described in the products section, for every product or service we sell, we will encounter strong competitors. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related To Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC MARKETS (OTCIQ) WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Markets.  The OTCIQ Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCIQ market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCIQ.

When fewer shares of a security are being traded on the OTCIQ, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

DEPOSITORY CHILL

DTC has imposed a restriction on physical and electronic deposit transactions (the “Deposit Chill”) in shares of our common stock.  The effect of the Deposit Chill is that DTC will no longer accept share certificates for deposit, thereby preventing the deposit of the underlying shares into DTC-participant broker accounts.  Generally speaking, as long as the Deposit Chill is in place, persons holding such shares will be unable to deposit or trade them electronically.

As long as the Deposit Chill is in place, persons with share certificates representing freely tradable shares or restricted shares will be unable to deposit their shares into a broker account and effect trades electronically.  This will likely have a material adverse effect on the public trading market for our shares; and will represent a significant obstacle to shareholders holding share certificates who wish to sell their shares.

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

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Elan Health Services, Inc. owns approximately 23 percent of our common stock and controls our voting preferred stock.  As a result, all of our officers and directors may be elected by Elan Health Services, Inc. which may be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Our common stock has traded in the over-the-counter market on the OTC Markets system (“OTCIQ”), previously under the symbol “ALZM.OB” and currently under the symbol “NOHO.OB”.  During the year ended August 31, 2013 and to the date of this Report, we have not purchased or otherwise acquired any of our equity securities.

The following table sets forth the range of high and low closing prices (prior to the reverse split) of the Common Stock as reported by the OTCQB for each fiscal quarter since trading commenced.

Closing Prices (Pre-Reverse split)
	High	Low
FISCAL 2012
First Quarter (September 1, 2012 through November 30, 2012)	$ 0.0650	$ 0.0300
Second Quarter (December 1, 2012 through February 29, 2013)	$ 0.0900	$ 0.0030
Third Quarter (March 1, 2013 through May 31, 2013)	$ 0.0051	$ 0.0014
Fourth Quarter (June 1, 2013 through August 31, 2013)	$ 0.0017	$ 0.0005

FISCAL 2011
First Quarter (September 1, 2011 through November 30, 2011)	$ 0.04	$ 0.009
Second Quarter (December 1, 2011 through February 28, 2012)	$ 0.04	$ 0.006
Third Quarter (March 1, 2012 through May 31, 2012)	$ 0.016	$ 0.006
Fourth Quarter (June 1, 2012 through August 31, 2012)	$ 0.012	$ 0.003

Note: a 1 for 15 reverse split was effective on November 7, 2012.

On August 30, 2013, the closing price of the Company’s Common Stock as reported by the OTCIQ was $0.0006 and there were approximately 54 shareholders of record.

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

Common Stock

As of August 31, 2013, there were approximately 54 record holders of our common stock with 496,258,303 common shares issued and outstanding, out of 510,000,000 then authorized.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective November 7, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  The reverse stock split has been given retroactive recognition in this Form 10-K.  All shares and per share information has been retroactively adjusted to reflect the stock split. On August 29, 2013, we amended our Articles of Incorporation to authorize 2,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

We are engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, technology, administrative services and similar markets. We formed our Company originally for the purpose of acquiring and developing mineral properties. On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical device industry. On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was then considered to be the surviving entity, with the Company including only the financial results of OTS in our financial statements. In March, 2012, however, the Company determined that the development costs and time to development for the OTS technology were significantly greater than originally expected and that there were other, unexpected issues and concerns relating to the acquisition. As a result, we determined to reverse the acquisition and the transaction was rescinded by agreement.

As a result of the rescission of the OTS transaction, on July 11, 2012, we amended our prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

In January, 2012, we entered into an exclusive worldwide development and distribution license, through our wholly-owned subsidiary SureScreen Medical, Inc., for the development and marketing of a patent pending ”See and Treat” system for detecting human papilloma virus.  We have recently formed a wholly-owned subsidiary, SureScreen Medical, Inc., through which we have entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human

Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine. On February 3, 2013, we sold our controlling interest in SureScreen Medical, Inc., our wholly-owned medical device development subsidiary, to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000.

In January, 2013, we acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  Subsequently, in May 2013, we sold the controlling preferred stock interest to a third party. The purchase price of the Series A Preferred Stock was $250,000 and was paid by a promissory note payable in five installments over the next five months, with the first installment payment due in early June, 2013. Subsequently, that note was extended for one year, with the first installment payment now due on or before February 28, 2014.

Effective January 1, 2013, we acquired a portion of an administrative consulting business formerly operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between CFOs to Go, Inc. and both the Company and AEGY, and transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  The assets acquired and the debts assumed in the acquisition are summarized below:

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

The assets received in the acquisition were transferred to our newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which NOW provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.   On May 5, 2013, we sold the Crown City Pictures, Inc. liability, represented by a convertible promissory note in the principal amount of $178,650, to four unrelated investors for four new convertible notes in the amount of $44,662.50 each.  Subsequently a total of $164,547 in principal has been paid on the four notes, leaving a balance due of approximately $3,000 plus interest on each note still owed to us.

We also sold the accounts receivable received in the acquisition transaction as the consideration for the acquisition of 1,000,000 shares of voting preferred stock in Crown City Pictures, Inc., which carries 51 percent of the total cumulative voting power of all shares of Crown City Pictures. Inc.

On December 6, 2012, we completed the acquisition of Casita de los Ninos, LLC, with an effective closing date of November 29, 2012, and Casita de los Ninos became a wholly-owned subsidiary.  Casita de los Niños, LLC is a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children and their families learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños is the flagship company for Immersion House. Casita was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. Immersion House learning centers, products, publications, media, partnerships, resources, and instructors are all committed to one goal: to provide the best “immersive” experience so that students and their families can learn to: Think Global, Act Global, and Be Global.  Immersion House differs from other learning language programs in the way that it “immerses” students in the target language they are learning. When students enter our learning centers they are transported into the “world” of that language. They experience the sights, sounds, and tastes of the target language they are learning. When students eat, bake, converse, play, and interact with native speakers (instructors and children), they not only learn the language, they experience its people, culture, and traditions. The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $300,000 at inception, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.  On June 1, 2013, we sold Casita de los Niños, LLC to an unrelated party, after determining that its continued inclusion in our corporate group no longer met our corporate direction.  The sale was for a note receivable in the amount of $300,000 payable in two years at 8 percent interest.

Also on December 6, 2012, we completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of November 29, 2012.  Since the effect of the change of control of the limited liability company under Utah law is a legal dissolution of the company, the acquisition has been treated as an asset acquisition by a wholly-owned subsidiary of Novation.  In addition to the acquisition consideration of $200,000, the seller, ISP Holdings, LLC, a Utah limited liability company, also agreed to provide $50,000 in working capital at closing and an additional $50,000 in working capital if the median dollar value of Novation’s trading volume for its common stock for an consecutive 30 day period equals or exceeds $50,000 during the one year period after closing. The closing was completed on December 6, 2012 on the transfer of the initial $50,000 working capital funds, although the acquisition transaction has been treated as closing effective on November 30, 2012 for accounting purposes.

We issued our convertible promissory note to ISP Holdings, Inc. in the principal amount of $280,000, representing the $200,000 purchase price for Burgoyne, the initial $50,000 working capital. advance, a $15,000 original issue discount, and a $15,000 expense allowance to cover ISP Holding’s expenses related to the transaction.  The promissory note has a term of 14 months, bears interest at 8 percent, and is convertible into common stock (subject to a maximum holding of 9.9 percent of the total common shares outstanding at any time) at $0.03 per share.  The second working capital loan of $50,000, if made, will bear similar terms, except that there will be no original issue discount or expense allowance.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased from $1,245 at August 31, 2012 to $4 at August 31, 2013. During 2012, our primary sources of cash were cash provided by borrowings under notes payable issuances. Our primary uses of cash were for operating activities.

2013 and 2012 Operating, Investing, and Financing Activities

Operating activities in 2013 and 2012 used $345,903 and $761,171 of cash flow, respectively. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash outflows are largely attributable to recurring expenditures for labor and other activities. For the years ended August 31, 2013 and 2012, we reported net losses of $731,066 and $6,427,618, respectively.

Changes in the components of our working capital impact cash flow from operating activities. During 2013, our loan receivable balance increased $0. During 2013, accrued interest on notes payable increased $34,450, contributing favorably to our net cash flows from operating activities. Changes in accounts payable and accrued expenses, and other current and non-current liabilities also impact our cash flow from operating activities. During 2013, our accounts payable and accrued expenses increased $170,404 positively impacting our net cash provided by operating activities.

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

We received loan proceeds of $40,000 in August of 2012 from Asher Enterprises, LLC, an unrelated third party, due June 7, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $30,000 in October of 2012 from Asher Enterprises, LLC, an unrelated third party, due July 5, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $50,000 in October of 2012 from JMJ Financial, an unrelated third party, due October 31, 2013 at 5 percent interest. The note is convertible into common stock at a price equal to 70 percent of the lowest trading price for our common stock for the twenty five trading days prior to the notice of conversion.

We received loan proceeds of $50,000 in December of 2012 from ISP Holdings, LLC, an unrelated third party, due January 12, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to $0.03.

We received loan proceeds of $50,000 in December of 2012 from Asher Enterprises, LLC, an unrelated third party, due September 14, 2013 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $19,250 in March of 2013 from WHC, LLC, an unrelated third party, due March 31, 2015 at 5 percent interest. The note is convertible into common stock at a price equal to $0.0013 per share.

We received loan proceeds of $25,000 in June of 2013 from WHC, LLC, an unrelated third party, due June 5, 2014 at 5 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $25,000 in July of 2013 from JSJ Investments, Inc, an unrelated third party, due July 11, 2014 at 5 percent interest. The note is convertible into common stock at a price equal to 50 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion.

We received loan proceeds of $25,000 in July of 2013 from Indian River Financial Services, LLC, an unrelated third party, due July 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to $0.0004 per share.

In our opinion, available funds will satisfy our capital requirements for the next several months There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

Financing activities provided $644,662 and $742,564 of cash during 2013 and 2012, respectively.

See ITEM 8. “FINANCIAL STATEMENTS, Note 7 – “Notes Payable” for additional information regarding our outstanding debt.

Year 2014 Cash Requirements and Potential Sources of Liquidity

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding. We expect to do so in 2014. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

A summary of notes payable at August 31, 2013 and 2012 may be found in Note 7 to our financial statements included later in this Report.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations for the Years Ended August 31, 2013 and 2012.

For the years ended August 31, 2013 and 2012, the Company had revenues of $258,521. For the years ended August 31, 2013 and 2012, the Company had net losses of $731,066 and $6,427,618, respectively.  Our activities have been attributed primarily to start up and business development.

For the years ended August 31, 2013 and 2012, we incurred operating expenses of $642,456 and $5,380,260, respectively.

Development Stage

In July, 2013, we determined that we were no longer a development stage company for SEC reporting purposes as a result of the acquisition of Burgoyne Internet Services, Inc., and Novation Consulting Services, Inc. and the planned acquisitions and development of StarPoint Holdings, Inc. which will occur after the end of the fiscal year ended August 31, 2013.

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

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock and convertible notes. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

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

Novation Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

August 31, 2013 and 2012

CONTENTS

Page(s)

Reports of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Balance Sheets - As of August 31, 2013 and 2012	F-3

Consolidated Statements of Operations -	F-4
for the years ended August 31, 2013 and 2012

Consolidated Statement of Stockholders’ Equity (Deficit)	F-5
for the years ended August 31, 2013 ad 2012

Consolidated Statements of Cash Flows -	F-6
for the years ended August 31, 2013 and 2012

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Novation Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Novation Holdings, Inc. (the "Company", “Novation”) (a development stage company) as of August 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of August 31, 2012 was audited by other auditors, whose report dated December 17, 2012, expressed an audit opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP

Newport Beach, CA

December 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofNovation Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Novation Holdings, Inc. and subsidiaries (a development stage company) as of August 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from September 24, 1998, inception, to August 31, 2012. Novation Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Holdings, Inc. and subsidiaries as of August 31, 2012 and the results of their operations and their cash flows for the years then ended and for the period from September 24, 1998, inception, to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 14, 2012

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	August 31, 2013	August 31, 2012
ASSETS
CURRENT ASSETS
Cash	$ 4	$ 1,245
Accounts receivable	161,110	-
Prepaid expenses	6,845	1,000
Deferred loan costs, net of accumulated amortization of $39,148 and $15,689	6,853	4,811
Total current assets	174,812	7,056
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $645 and $221 respectively)	21,475	1,899
Loan receivable	848,523	48,000
Investment in subsidiaries	528,000	-
Contracts	100,000	-
Advances to related parties	42,350	42,500
Total assets	$ 1,715,160	$ 99,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 177,528	$ 18,590
Accrued interest	47,878	13,428
Due to related party	36,406	-
Notes payable - net of debt discount of $48,324 and $25,861	108,405	181,319
Derivative liability	165,090	30,815
Total current liabilities	535,307	244,152
LONG-TERM LIABILITIES
Acquisition note payable	489,689	-
Convertible note payable - net of discount of $5,357	335,927	-
Total liabilities	1,360,923	244,152
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 and no shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	1,000	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
509,999,997 and 30,094,500 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	510,000	30,094
Additional paid in capital	9,840,746	9,091,652
Deficit accumulated during the development stage	(9,997,509)	(9,266,443)
Total stockholders' equity (deficit)	354,237	(144,697)
Total liabilities and stockholders' equity	$ 1,715,160	$ 99,455

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Year Ended
	August 31, 2013	August 31, 2012

REVENUES	$ 258,521	$ -

COST OF GOODS SOLD	59,712	-

NET REVENUES	$ 198,809	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	130,000	4,012,477
Professional fees	391,962	1,260,948
General and administrative	110,193	106,835
Rent	10,301	-
Total operating expenses	642,456	5,380,260

Loss from operations	(443,647)	(5,380,260)

OTHER INCOME (EXPENSE)
Finance cost	(33,102)	-
Sale of subsidiary	418,876	-
Gain on extinguishment of debt	-	523,667
Interest, net	(223,118)	(1,529,378)
Derivative expense	(212,516)	(169,878)
Loss from discontinued operations	(10,708)	-
Change in fair value of derivatives	(226,850)	130,452
Other, net	-	(2,221)
Total other income (expense)	(287,419)	(1,047,358)

Net income (loss)	$ (731,066)	$ (6,427,618)

Net loss per share (basic and diluted)	$ (0.01)	$ (0.37)

Weighted average number of shares outstanding during the period-basic and diluted	71,289,402	17,161,733

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Periods from September 24, 1998 (Date of Inception), to August 31, 2013

	Common Stock		Preferred Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value

Balance - September 24, 1998 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued for cash, 1998-2009 (founders-$0.015/share)	3,478,000	3,478	-	-	51,972	-	55,450
Contributions-noncash expenses	-	-	-	-	138,600	-	138,600
Net loss for the period from September 24, 1998(inception) to August 31, 2009	-	-	-	-	-	(340,716)	(340,716)
Balance - August 31, 2009	3,478,000	3,478	-	-	190,572	(340,716)	(146,666)
Contributions-noncash expenses	-	-	-	-	12,600	-	12,600
Net loss for the year ended August 31, 2010	-	-	-	-	-	(22,365)	(22,365)
Balance - August 31, 2010	3,478,000	3,478	-	-	203,172	(363,081)	(156,431)
Common stock issued for services, $6.30 per share	533,333	533	-	-	1,679,467	-	1,680,000
Converted notes payable to common stock, $5.40 per share	98,951	99	-	-	734,911	-	735,010
Common stock issued for services, $10.86 per share	11,385	11	-	-	123,627	-	123,638
Beneficial Conversion Feature-Issuance of notes payable	-	-	-	-	302,265	-	302,265
Net loss for the year ended August 31, 2011	-	-			-	(2,475,744)	(2,475,744)
Balance - August 31, 2011	4,121,669	4,121	-	-	3,043,442	(2,838,825)	208,738
Converted notes payable to common stock ($0.029-0.28/share)	15,265,741	15,266	-	-	1,272,111	-	1,287,377
Total HOTI Antidilutive	8,054,770	8,055	-	-	2,695,904	-	2,703,959
Total Common stock issued for services ($0.1-8.55/share)	2,708,213	2,708	-	-	698,335	-	701,043
Stock compensation expense-Michael Gelmon	-	-	-	-	980,000	-	980,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	-	-	401,804	-	401,804
Reverse issuance of notes payable	(55,893)	(56)	-	-	56	-	-
Net loss for the period ended August 31, 2012	-	-	-	-	-	(6,427,618)	(6,427,618)
Balance - August 31, 2012	30,094,500	30,094	-	-	9,091,652	(9,266,443)	(144,697)
Converted notes payable to common stock ($0.0037-0.03/share)	479,905,497	479,906			325,986	-	805,892
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	-	-	71,083	-	71,083
Reverse split 1:15	-	-	-	-	42,316	-	42,316
Rescission of investment in subsidiary	-	-	-	-	10,708	-	10,708
Transfer of assets	-	-	1,000,000	1,000	299,000	-	300,000
Net loss for the period ended August 31, 2013	-	-	-	-	-	(731,066)	(731,066)
Balance - August 31, 2013	509,999,997	$ 510,000	1,000,000	$ 1,000	$ 9,840,746	$ (9,997,509)	$ 354,237

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Year Ended
	August 31, 2013	August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (731,066)	$ (6,427,618)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	424	221
Capital contributions-noncash expenses	-	-
Stock based compensation expense	-	4,385,002
Gain on extinguishment of debt	-	(523,667)
Loss on derivatives	226,850	39,426
Amortization of deferred loan costs	23,459	14,889
Amortization of debt discount	45,422	1,484,607
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	34,450	44,771
Increase in accounts receivable	(160,000)	-
Increase in prepaid expenses	(5,845)	-
Loans receivable	-	209,653
Increase in accounts payable	170,404	11,545
Net cash used by operating activities	(395,903)	(761,171)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,120)
Net cash used by investing activities	-	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	399,975	780,064
Payments on notes payable	(6,000)	-
Related party advances	687	(37,500)
Net cash provided by financing activities	394,662	742,564
Net increase (decrease) in cash	(1,241)	(20,727)
Cash and equivalents, beginning of period	1,245	21,972
Cash and equivalents, end of period	$ 4	$ 1,245
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 378,404	$ 1,148,407
Accrued interest converted to notes payable	$ 15,520	$ -
Debt discount on notes payable from derivative liability	$ 555,527	$ -
Reclassification of derivative liabilities to paid-in-capital	$ 652,605	$ -

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

Note 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Novation Holdings, Inc., formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2008.  Effective October 25, 2012, the Company amended its Articles of Incorporation to change its name to Novation Holdings, Inc., increased its authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001, and changed its place of incorporation from Delaware to Florida. The Company completed a reverse split of its common shares in the ratio of 1 new shares for each 15 common shares previously issued.   The rights and preferences of any preferred shares issued may be set by resolution of the Board of Directors.  The reverse stock split has been given retroactive recognition in financial; statements.  All shares and per share information has been retroactively adjusted to reflect the stock split.

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

Effective March 19, 2012, the Company, Healthcare of Today, Inc. and Élan Health Services, Inc. agreed to rescind the acquisition of Organ Transport Systems, Inc. (“OTS”) from Healthcare of Today, Inc. by the Company, which closed in February, 2011.  Under the terms of the rescission, the Company agreed to return its stock in OTS to Healthcare of Today, Inc. in exchange for the return of the 5,217,000 shares of stock issued to Healthcare of Today.  However, since Healthcare of Today, Inc. had previously transferred all of the shares of the Company received in the earlier transaction to third parties, of which 3,202,507 were transferred to Élan Health Services, Inc. for the assumption of debt, it was agreed that Élan Health Services would return the 3,202,507 shares held by it immediately, and then would credit the balance of 2,014,493 common shares against the planned acquisition of BioCube, Inc. by the Company from Élan Health. The market value of the shares to be received as a credit at March 19, 2012 was $0.2325 per share, or a total of $468,370, which was recorded as “Loan Receivable” on the balance sheet in March 2012.  The net effect of the rescission transaction has been to return OTS as a subsidiary of Healthcare of Today, Inc., and to remove OTS as a subsidiary of the Company.  The table below summarizes the effect of the rescission transaction in March 2012:

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

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

Nature of Operations

In January, 2012, the Company entered into an exclusive worldwide development and distribution license, through our wholly-owned subsidiary SureScreen Medical, Inc., for the development and marketing of a patent pending ”See and Treat” system for detecting human papilloma virus., the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offered an important alternative to the HPV vaccine. On February 3, 2013, the Company sold the controlling interest in SureScreen Medical, Inc., to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000.

In January, 2013, the Company acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, then  representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY had 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  Subsequently, in May 2013, the Company sold the controlling preferred stock interest to a third party. The purchase price of the Series A Preferred Stock was $250,000 and was paid by a promissory note payable in five installments over the next five months, with the first installment payment due in early June, 2013. Subsequently, that note was extended for one year, with the first installment payment now due on or before February 28, 2014.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

Effective January 1, 2013, the Company acquired a portion of an administrative consulting business formerly operated by CFOs to Go, Inc. and Matriarch Management, Inc., terminated the consulting agreements between the Company and CFOs to Go, Inc. and both the Company and AEGY, and then transferred the acquired assets and business to Novation Consulting Services, Inc., a newly formed Florida corporation formed by the Company for the purpose.  The acquisition was accomplished by the assumption of debt.  The assets acquired and the debts assumed in the acquisition are summarized below:

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

The assets received in the acquisition were transferred to the newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which now provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.   On May 5, 2013, the Company sold the Crown City Pictures, Inc. liability, represented by a convertible promissory note in the principal amount of $178,650, to four unrelated investors for four new convertible notes in the amount of $44,662.50 each.  Subsequently a total of $164,547 in principal has been paid on the four notes, leaving a balance due of approximately $3,000 plus interest on each note still owed to the Company.

On December 6, 2012, the Company completed the acquisition of Casita de los Ninos, LLC, with an effective closing date of November 29, 2012, and Casita de los Ninos became a wholly-owned subsidiary.  Casita de los Niños, LLC is a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children and their families learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños is the flagship company for Immersion House. Casita was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $300,000 at inception, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at two

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

million dollars, based on the 5 day trailing average closing price of the stock.  On June 1, 2013, the Company sold Casita de los Niños, LLC to an unrelated party, after determining that its continued inclusion in the corporate group no longer met the Company’s corporate direction.  The sale was for a note receivable in the amount of $300,000 payable in two years at 8 percent interest.

Also on December 6, 2012, the Company completed the acquisition of Burgoyne Internet Services, LLC (“Burgoyne”), a Utah limited liability company, with an effective closing date of November 29, 2012.  Since the effect of the change of control of the limited liability company under Utah law is a legal dissolution of the company, the acquisition has been treated as an asset acquisition by a wholly-owned subsidiary of  Novation.  In addition to the acquisition consideration of $200,000, the seller, ISP Holdings, LLC, a Utah limited liability company, also agreed to provide $50,000 in working capital at closing and an additional $50,000 in working capital if the median dollar value of Novation’s trading volume for its common stock for any consecutive 30 day period equals or exceeds $50,000 during the one year period after closing. The closing was completed on December 6, 2012 on the transfer of the initial $50,000 working capital funds, although the acquisition transaction has been treated as closing effective on November 30, 2012 for accounting purposes.

The Company issued a convertible promissory note to ISP Holdings, Inc. in the principal amount of $280,000, representing the $200,000 purchase price for Burgoyne, the initial $50,000 working capital. advance, a $15,000 original issue discount, and a $15,000 expense allowance to cover ISP Holding’s expenses related to the transaction.  The promissory note has a term of 14 months, bears interest at 8 percent, and is convertible into common stock (subject to a maximum holding of 9.9 percent of the total common shares outstanding at any time) at $0.03 per share.  The second working capital loan of $50,000, if made, will bear similar terms, except that there will be no original issue discount or expense allowance.

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, the Company plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  The Company has already identified 5 other regional ISP companies for sale and believes that, with the added infrastructure provided by the Company, the existing operating success can grow and add to the bottom line for the Company. As part of the transaction, the Company also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a nominal fee of the greater of 2 percent of revenues or $200 per month.

Development Stage

The Company's financial statements were presented as those of a development stage enterprise through August 31, 2012. Activities during the development stage included company formation, equity issued for patents and technology, and fixed assets and further implementation of the business plan. The Company subsequently has acquired or agreed to acquire operating subsidiaries that are producing income and actively engaged in operating activities, and no longer reports as a development stage company for the fiscal year beginning September 1, 2012.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

Note 1 Nature of Operations and Summary of Significant Accounting Policies (continued)

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

NOTE 2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $731,066 and net cash used in operations of $395,903 for the year ended August 31, 2013; and negative working capital of $417,603 and an accumulated deficit of $9,997,509 at August 31, 2013.

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 3. INCOME TAXES (continued)

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

The following is a schedule of deferred tax assets as of August 31, 2013, and August 31, 2012:

	August 31, 2013	August 31, 2012
Net operating loss	$9,997,509	$9,266,443
Future tax benefit at 34%	3,399,153	3,150,591
Less: Valuation allowance	(3,399,153)	(3,150,591)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $248,562 during the year ended August 31, 2013.

Under Sections 382 and 269 of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at August 31, 2011.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through August 31, 2013. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 4.	CAPITAL STOCK

The Company is authorized to issue 2,500,000,000 shares of common stock, par value $0.001 per share and 5 million shares of preferred stock, par value $0.001.

At August 31, 2012, there were 30,094,500 shares of common stock issued and outstanding. During the year ended August 31, 2013, the Company issued Company stock as follows:

In September, 2012 we issued a total of 737,780 common shares converting $16,670 in principal amounts of loans and accrued interest representing 50 percent of the low price for the shares during a three day trading period.

In October, 2012 we issued a total of 2,284,848 common shares on conversions totaling $36,400 in principal amounts of loans and accrued interest representing 50 percent of the low price for the shares during a three day trading period.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 4.	CAPITAL STOCK (Continued)

In December, 2012 we issued a total of 3,011,094 common shares converting $42,378 in principal amounts of loans representing 60 percent of the low price for the shares during a three day trading period.

In December, 2012 we issued a total of 600,000 common shares for consulting expenses.

In January 2013, we issued a total of 2,564,102 common shares converting $17,991 in principal amounts of loans, representing 50 percent of the low price for the shares during a three day trading period.

In January 2013, we issued a total of 500,000 common shares for advertising expenses per contract.

In February 2013, we issued a total of 8,523,913 common shares converting $22,700 in principal amounts of loans, representing 50 percent of the low price for the shares during a three day trading period.

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

In June, 2013 we issued a total of 142,647,383 common shares on conversions totaling $76,630 in principal amounts of loans, representing 50 percent of the low price for the shares during a three day trading period.

In July, 2013 we issued a total of 229,523,241 common shares on conversions totaling $94,430 in principal amounts of loans, representing 50 percent of the low price for the shares during a three day trading period.

As a result of these transactions, there were 509,999,997 common shares outstanding at August 31, 2013.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 5.  NOTES PAYABLE

* The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15    "Derivatives and Hedging" and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following is a summary of notes payable at August 31, 2013 and August 31, 2012:

Description	August 31, 2013	August 31, 2012
Asher Enterprises, Inc.*
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $200 and $0, respectively.	-	37,500
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of August 31, 2013.	-	35,000
Asher Enterprises, Inc.*

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $8,288, respectively. The note was fully converted as of August 31, 2013.

	-	6,712

F-17-

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 6.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of August 31, 2013.	27,500	-
Common Stock LLC *
On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of August 31, 2013.	-	5,507
Common Stock LLC *
On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted as of August 31, 2013.	-	20,000
Common Stock LLC

On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $4,603 and $0, respectively. The Company converted $15,336 into shares.

	59	20,000

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 6.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully outstanding as of August 31, 2013.	27,500	-

Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $1,112 and $0, respectively. $40,320 had been converted to common stock as of August 31, 2013.

	-	6,100
JMJ Financial *
On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, which has been fully amortized at August 31, 2013.	-	50,500

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 6.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, of which $547 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $2,057and $0, respectively. $2,551 had been converted into common stock as of August 31, 2013.

	50,846	-
WHC Capital, LLC *

On June 21, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on May 1, 2014 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $16,663 and $0, respectively. $8,337 had been converted to common stock as of August 31, 2013.

	-	-
WHC Capital, LLC *
On July 11, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 11, 2014 and carries interest at 5 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $25,000 and $0, respectively.	-	-
Indian River Financial Services, LLC*
On March 23,2013, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on March 31, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0013. The note was fully converted as of August 31, 2013.	19,525	-

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 6.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
Indian River Financial Services, LLC*
On July 10,2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 31, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0004. The note was fully converted as of August 31, 2013.	25,000	-
Moss Krusick & Associates, LLC*
On June 1,2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable. The note is due on June 30, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.00075.	7,000	-
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007.	25,108	-
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004. The note was fully converted as of August 31, 2013.	30,000	-
CFOs to Go
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015. $6,000 has been paid against this note as of August 31, 2013.	489,689	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $5,357 unamortized portion remains at May 31, 2013. $7,139 had been converted into common stock as of August 31, 2013.	259,294	-
Total notes payable	934,021	181,319
Current portion	108,405	181,319
Notes payable-Long-term portion	$ 825,616	$ -

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 7.  DERIVATIVE LIABILITIES

The Company has various convertible instruments outstanding more fully described in Note 5. Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments.

As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the year ended August 31, 2013, the Company recognized new derivative liabilities of $555,527 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $226,850, and was recorded as a loss on derivatives for the year ended August 31, 2013.

As a result of conversion of notes payable described in Note 7, the Company reclassified $652,605 of derivative liabilities to equity and the change in fair value of derivatives was $231,353.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2011	$30,815
ASC 815-15 additions	555,527
Change in fair value	231,353
ASC 815-15 deletions	(652,605)
Balance at August 31, 2012	$165,090

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(226,850)
Derivative expense	(212,516)
Balance at August 31, 2013	$(439,366)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.24% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

NOTE 8.  SUBSEQUENT EVENTS

Common Stock Transactions:

In September, 2013, the Company issued a total of 200,837,152 common shares on conversion of principal amount of loans.

In October, 2013, the Company issued a total of 263,452,142 common shares on conversion of principal amount of loans.

In November, 2013, the Company issued a total of 609,247,920 common shares on conversion of principal amount of loans.

As a result of the issue of these shares, the Company had a total of 1,583,537,211 common shares issued and outstanding as of December 16, 2013.

The Company has acquired a controlling interest in Crown City Pictures, Inc. (OTC Pink CCPI) a non-reporting company, which owns StarPoint USA, Inc., an alternative vehicle distribution company.

The Company also has subscribed for a controlling preferred stock in Focus Gold Corporation (OTC QB FGLD) for $50,000, which has undertaken to establish a subsidiary to engage in a roll-uo strategy for small commercial and non-commercial collection agency operations.

F-23-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated November 26, 2013, we retained the firm of Anton & Chia, LP as our independent auditors, as reported on Form 8-K dated December 11, 2013.  There was no dispute or disagreement with our former auditors and the change in our accountants was recommended by our Board of Directors.

ITEM 9A,	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending August 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and consulting principal accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2013 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended August 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is certain information concerning the directors and executive officers of the Company as of August 31, 2012:

Name:	Age:	Position:
Michael Gelmon[1]	48	President, Chief Executive Officer and Chairman
Michael Choo[2]	47	Director

1  Mr. Gelmon was named a director on May 31, 2011 and, Chairman and CEO on June 24, 2011.

2  Mr. Choo was named a director on May 31, 2011.

Biographies

MICHAEL GELMON, 48, an experienced CEO and Director of several publicly traded companies, has been involved in consulting and turn- rounds or work outs for various public and private companies. As part of the work outs, he has been actively involved with management in cutting costs, increasing sales as well as compliance issues, including consulting and assisting investment groups in structuring and restructuring debt in several private and public companies; advising various investor and investment groups as lawyers conducting due diligence on target companies; and consulting and advising on management restructuring.

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

Mr. Gelmon received his Law Degree from the University of London, King’s College.

MICHAEL O. CHOO, 47, former President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Masters degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups. Mr. Choo brings experience from the acute care industry, LTAC industry, Behavioral Health Industry, and Acute Rehabilitation Industry to the organization.

COMMITTEES

The Company has not established committees of the Board of Directors, but has adopted appropriate committee charters.  The current Committees of the Board are:

Audit Committee:

Compensation Committee:

Governing and Nominating Committee:

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Gelmon[1], Chairman of the Board	2013	120,000	0	100	0	0	0	0	120,100
	2012	120,000	0	12,000	0	0	0	0	132,000

1  Mr. Gelmon receives a base salary of $10,000 per month as Chairman and CEO, commencing July 1, 2011.  He was also awarded a grant of 333,333 shares of common stock, vesting annually over 3 years at 111,111 shares per year as of July 1 of each year.  The July 1, 2012 grant of 111,111 shares was valued at $12,000, based on the closing price of $0.0072 for the common stock on July 1, 2012.  The July 1, 2013 grant of 111,111 shares was valued at $100, based on the closing price of $0.0009 for the common stock on July 1, 2013.

In addition to the amounts paid or accrued for officers and directors, as noted above, the Company, through its administrative subsidiary Novation Consulting Services, Inc. also pays a consulting fee of $10,000 per month to Indian River Consulting, LLC, Inc. under a consulting agreement, for legal and financial services, and a consulting fee of $5,800 per month to JBurke Consulting, LLC for financial, accounting and other services, including the provision of Mr. John Burke as principal accounting officer of the Company.  Mr. Burke is not compensated directly by the Company for his services and is not an elected officer or director of the Company.

DIRECTOR COMPENSATION

Directors currently receive no compensation for serving on the Board.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned[1]
Michael Gelmon, CEO	111,111.02%

Michael Choo, Director	--	--
John Burke, Principal Accountant	--
All Directors and executive officers as a group (5 person)(2)	111,111	-

(1)

Based on a total of  496,258,303 common shares outstanding at August 31, 2013.

(2)

Mr. Gelmon was awarded a total of 333,333 shares of common stock at the time he was retained as Chairman and CEO of the Company, with the shares vesting over 3 years on a proportionate basis.  As of August 31, 2013, all of the shares had vested and been issued.  On the original issue, Mr. Gelmon requested that a portion of the shares be issued to other named parties, as to which he disclaims any beneficial interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended, August 31, 2012, we were billed by our then independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $48,500 for audit and review fees associated with our 10-K and 10-Q filings and audit.

Tax Fees

During the year ended, August 31, 2012, our former  independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

During the year ended, August 31, 2012, our former  independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors, Anton & Chia, LP, have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
3 21	Articles of Amendment dated August, List of Subsidiaries

31.1 31.1	Rule 13a-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION HOLDINGS, INC.

Dated December 16, 2013	By:	/s/ Michael Gelmon
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 16, 2013	By:	/s/ John Burke
Principal Accountant

__/s/ Michael Gelmon________________________

December 16, 2013

Michael Gelmon, Director

__/s/ Michael Choo  ________________________

December 16, 2013

Michael Choo, Director