Form 10-Q
period 2013-11-30
Novation Holdings Inc
filed 2014-01-21
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended November 30, 2013

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

Yes [ ] No [ X]

As of January 22, 2014, there were 1,949,782,041 shares of Common Stock ($0.001 par value) outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Novation Holdings, Inc. and subsidiaries  (the "Company”) at November 30, 2013 (with comparative figures as at August 31, 2013); and the  consolidated statements of operations for the three months ended November 30, 2013 and November 30, 2012, and for the period from September 24, 1998 (date of inception) to November 30, 2013; the consolidated statement of stockholders’ equity (deficit) for the period from September 24, 1998 (date of inception) to November 30, 2013; and the consolidated statements of cash flows for the three months ended November 30, 2013 and November 30, 2012 and for the period from September 24, 1998 (date of inception) to November 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ending August 31, 2014.

Novation Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
	November 30, 2013	August 31, 2013

ASSETS
CURRENT ASSETS
Cash	$ 29,463	$ 4
Accounts receivable	266,110	161,110
Due from ISP	10,436	6,845
Deferred loan costs, net of accumulated amortization of $43,379 and $39,148	2,622	6,853
Total current assets	308,631	174,812
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $751 and $645 respectively)	1,369	1,475
Loan receivable	564,104	646,377
Investment in subsidiaries	20,000	52,000
ISP Contracts/Support	180,000	180,000
Goodwill	20,000	20,000
Advances to related parties	57,950	42,349
Total assets	$ 1,152,054	$ 1,117,013
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 156,621	$ 177,528
Accrued interest	63,400	47,878
Due to related party	30,712	30,712
Due to third party	798	5,694
Notes payable - net of debt discount of $20,148 and $48,324	108,246	108,405
Derivative liability	1,271,430	377,435
Total current liabilities	1,631,207	747,652
LONG-TERM LIABILITIES
Acquisition note payable	-	489,689
Convertible note payable - net of discount of $603,942 and $210,562	248,966	130,722
Total liabilities	1,880,173	1,368,063
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,000	1,000
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
1,523,009,438 and 509,999,997 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,523,009	510,000
Additional paid in capital	9,234,071	9,833,606
Deficit accumulated during the development stage	(11,486,199)	(10,595,655)
Total stockholders' equity (deficit)	(728,119)	(251,050)
Total liabilities and stockholders' equity	$ 1,152,054	$ 1,117,013

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended
	November 30, 2013	November 30, 2012

REVENUES	$ 135,807	$ -

COST OF GOODS SOLD	9,008	-

NET REVENUES	$ 126,799	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	30,000
Professional fees	72,833	69,749
General and administrative	163,882	19,653
Bad debt expense	-	-
Rent	3,090	-
Total operating expenses	269,805	119,402

Loss from operations	(143,005)	(119,402)

OTHER INCOME (EXPENSE)
Unrealized loss on investment	(32,000)	-
Interest, net	(17,169)	(106,060)
Derivative expense	(809,561)	(57,844)
Change in fair value of derivatives	111,192	9,432
Total other income (expense)	(747,538)	(154,472)

Net income (loss)	$ (890,543)	$ (273,874)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding during the period-basic and diluted	882,235,803	31,985,904

The accompanying notes are an integral part of these consolidated financial statements.

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (890,543)	$ (273,874)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	106	106
Capital contributions-noncash expenses	-	-
Stock based compensation expense	-	-
Gain on extinguishment of debt	-	-
Loss on derivatives	698,369	48,412
Bad debt expense	-	-
Impairment loss	-	-
Unrealized gain on investment	32,000	-
Amortization of deferred loan costs	4,231	4,926
Amortization of debt discount	130,357	100,453
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	15,522	5,606
Increase in accounts receivable	(105,000)	-
Increase in other current assets	(3,591)	-
Loans receivable	82,273	(7,000)
Increase in accounts payable	(31,367)	8,483
Net cash used by operating activities	(67,643)	(112,888)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash used by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-	-
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	81,500	120,000
Payments on notes payable	-	-
Related party advances	15,602	(8,500)
Net cash provided by financing activities	97,102	111,500
Net increase (decrease) in cash	29,459	(1,388)
Cash and equivalents, beginning of period	4	1,245
Cash and equivalents, end of period	$ 29,463	$ (143)
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 112,398	$ 53,070
Accrued interest converted to notes payable	$ -	$ -
Debt discount on notes payable from derivative liability	$ 21,357	$ 162,500
Reclassification of derivative liabilities to paid-in-capital	$ -	$ 68,530

The accompanying notes are an integral part of these consolidated financial statements.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. Effective March 19, 2012 the Company. agreed to rescind the acquisition of Organ Transport Systems, Inc. The net effect of the rescission transaction has been to remove OTS as a subsidiary of the Company.

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

Nature of Operations

On December 1, 2012, we acquired the operating assets of an Internet Service Provider (ISP) based in Utah and plan to continue the existing, profitable operations as well as to acquire similar ISPs located across the US.  To date, the Company has identified 5 possible acquisition targets.  Burgoyne Internet Services, Inc. is operated as a wholly-owned subsidiary of the Company and its results of operations are consolidated with the Company.

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations (Continued)

On January 1, 2013, the Company acquired a portion of an existing administrative and financial consulting business and formed Novation Consulting Services, Inc., as a wholly-owned subsidiary.  Novation Consulting Services, Inc. provides administrative, financial, legal and similar consulting services to the Company as well as to other, unrelated companies.

In May, 2013, the Company acquired 1,000,000 shares of Series A Preferred Stock in Crown City Pictures, Inc. (OTC Pink: CCPI), a non-reporting shell company, which the Company intends to use for future acquisitions of operating subsidiaries.  The operating results of CCPI are not consolidated with the Company, because CCPI had no significant activity and because the investment in CCPI was written off as impaired for the fiscal tear ended August 31, 2013.

In November, 2013, the Company subscribed for 1,000,000 shares of a convertible preferred stock of Focus Gold Corp. (OTC Pink FGLD) with voting power equal to 55 percent of all voting power of all classes of stock.  The first payment on the total subscription amount of $65,000 was made in December, 2013 and the balance will be paid by January 31, 2014.  As a result of the acquisition, the Company will acquire a controlling interest in FGLD, and the financial results of FGLD thereafter will be consolidated with that of the Company, with an adjustment for the minority interest.

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at November 30, 2013 and November 30, 2012 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended November 30, 2013 and November 30, 2012 presented are not necessarily indicative of the results to be expected for the full year.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with , including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of November 30, 2013 and August 31, 2013 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at November 30, 2013 and August 31, 2013, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at November 30, 2013 and August 31, 2013, respectively.

Earnings per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from September 24, 1998 (inception) to November 30, 2013, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of earnings per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012, retroactively to September 24, 1998, the date of inception.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of November 30, 2013.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of November 30, 2013 and August 31, 2013, the Company had no balances in excess of federally insured limits.

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $890,543 and net cash used in operations of $67,643 for the three months ended November 30, 2013; and negative working capital of $1,322,576 and an accumulated deficit of $11,486,199 at November 30, 2013.

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following is a schedule of deferred tax assets as of November 30, 2013, and August 31, 2013:

	November 30, 2013	August 31, 2013
Net operating loss	$ 11,486,199	$ 9,997,509
Future tax benefit at 34%	3,905,308	3,399,153
Less: Valuation allowance	(3,905,308)	(3,399,153)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $506,155 during the three months ended November 30, 2013.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at November 30, 2013.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 3.   INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through November 30, 2013. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 4.	CAPITAL STOCK

The Company is authorized to issue 2,500,000,000 shares of common stock, par value $0.001 per share and 5 million shares of preferred stock, par value $0.001.

.

During the quarter ended November 30, 2013, the Company issued Company stock as follows:

In September, 2013 we issued a total of 169,702,236 common shares converting $39,313 in principal amounts of loans and accrued interest.

In October, 2013 we issued a total of 323,992,919 common shares converting $35,337 in principal amounts of loans and accrued interest.

In November, 2013 we issued a total of 519,314,286 common shares converting $37,740 in principal amounts of loans and accrued interest.

As a result of the issue of these shares, we now have a total of 152,009,438 common shares and 1,000,000 preferred shares issued and outstanding as of November 30, 2013

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE

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

The following is a summary of notes payable at November 30, 2013 and August 31, 2013:

Description	November 30, 2013	August 31, 2013
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted at November 30, 2013.	-	27,500
Asher Enterprises, Inc.*
On September 6, 2013, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on May 17, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 35 percent of the average of the three lowest closing bid prices of the common stock for the thirty trading days prior to the date of the election to convert. The note was fully outstanding as of November 30, 2013.	42,500	-
Common Stock LLC

On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $4,603, respectively. The note was fully converted as of November 30, 2013

	-	59

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, of which $547 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $0 and $2,057, respectively. $49,629 had been converted into common stock as of November 30, 2013.

	3,820	50,846
WHC Capital, LLC *

On June 21, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party for additional working capital. The note is due on May 1, 2014 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $1,966 and $16,663, respectively. $28,034 had been converted to common stock as of November 30, 2013.

	-	-
WHC Capital, LLC *

On July 11, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 11, 2014 and carries interest at 5 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $18,182 and $25,000, respectively. The note was fully outstanding as of November 30, 2013.

	6,818	-

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
Indian River Financial Services, LLC*
On March 23,2013, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on March 31, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0013. The note was fully outstanding as of November 30, 2013.	19,525	19,525
Indian River Financial Services, LLC*
On July 10,2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 31, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0004. The note was fully outstanding as of November 30, 2013.	25,000	25,000
Indian River Financial Services, LLC*
On September 1, 2013, the Company issued its promissory note in the amount of $23,950.46 to an unrelated third party to consolidate liabilities owed to the third party. The note is due on September 30, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50% of the average closing stock price of the Company’s common stock for the ten trading days prior to conversion. The note was fully outstanding as of November 30, 2013.	23,950	-
Indian River Financial Services, LLC*
On June 1,2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable. The note is due on June 30, 2015. The note was acquired from the original holder by assignment when the note balance was paid by the current holder. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.00075. The note was fully outstanding as of November 30, 2013.	7,000	7,000
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007. The note was fully outstanding as of November 30, 2013.	25,108	25,108
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004. The note was fully outstanding as of November 30, 2013.	30,000	30,000

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
Dana L. Hipple
On October 17, 2013, the Company issued its promissory note in the amount of $39,000 to an unrelated third party for additional working capital. The note is due on December 31, 2015. The note is convertible into common stock of the Company immediately at 50% of the average closing stock price of the Company’s common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $34,844 and $0, respectively. The note was fully outstanding as of November 30, 2013.	4,157	-
CFOs to Go
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015. $6,000 has been paid against this note. This note was transferred to a convertible note with JSJ Investments on October 15, 2013.	-	489,689
JSJ Investments
On October 15, 2013, JSJ Investments acquired the CFOs to Go acquisition note and the note was restated. The note is due on December 31, 2014. The note is immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $437,735 and $0, respectively. $4,179 had been converted to common stock as of November 30, 2013.	47,774
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $12,857 unamortized portion remains at May 31, 2013. The carrying value of the debt discount was $129,220. $27,077 had been converted into common stock as of November 30, 2013.	121,560	54,089
Total notes payable	357,212	728,816
Current portion	108,246	108,405
Notes payable-Long-term portion	$ 248,966	$ 620,411

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 6.  DERIVATIVE LIABILITIES

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

Embedded Derivative Liabilities in Convertible Notes

During the three months ended November 30, 2013, the Company recognized new derivative liabilities of $1,365,749 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities was less than the principal balance of the related notes payable by $111,192, and was recorded as a gain on derivatives for the three months ended November 30, 2013.

As a result of conversion of notes payable described in Note 5, the Company reclassified $360,562 of derivative liabilities to equity and the change in fair value of derivatives was $111,192.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2013	$377,435
ASC 815-15 additions	1,365,749
Change in fair value	(111,192)
ASC 815-15 deletions	(360,562)
Balance at November 30, 2013	$1,271,430

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

 (UNAUDITED)

NOTE 6.  DERIVATIVE LIABILITIES (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$111,192
Derivative expense	(809,561)
Balance for the three months ended November 30, 2013	$(698,369)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOTE 7.  SUBSEQUENT EVENTS

During the period up to the date of this Report, the Company has acquired a controlling interest in Focus Gold Corp., which has formed two operating subsidiaries and commenced business in its new office location near Buffalo, New York.  The two subsidiaries have hired employees and commenced business operations, and have already generated revenues.

Common Stock Transactions:

In December, 2013, the Company issued a total of 426,782,600 common shares on conversion of principal amount of loans.

As a result of the issue of these shares, the Company had a total of 1,949,782,041 common shares issued and outstanding as of January 21, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective October 25, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  The reverse stock split was given retroactive recognition in our Form 10-K filed on December 14, 2012.  All shares and per share information were retroactively adjusted to reflect the stock split.  On August 29, 2013, we amended our Articles of Incorporation to increase our authorized common stock to 2,500,000,000 shares.

The Business

Novation Holdings, Inc. (the “Company” or “we”), formerly Allezoe Medical Holdings, Inc., is engaged in the business of acquiring and managing operating companies, initially in the medical device development and production market, and subsequently in other healthcare, technology and similar markets. We were organized originally under the laws of the State of Delaware as Stanford Management Ltd., on September 24, 1998, and, effective on October 25, 2012, transferred our place of incorporation from Delaware to Florida and changed our corporate name to Novation Holdings, Inc.

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

Novation Consulting Services, Inc., a Florida corporation, is a wholly-owned subsidiary, and was formed to acquire and operate the assets and business acquired by us in January 2013 from CFOs to Go, Inc. and Matriarch Management, Inc.  Novation Consulting provides administrative, financial, regulatory and legal management services to the Company as well as to other small public and private companies for a monthly management fee.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $29,459 from $4 at August 31, 2013 to $29,463 at November 30, 2013.

We received loan proceeds of $40,000 in September of 2013 from Asher Enterprises, LLC, an unrelated third party, due May 17, 2014 at 8 percent interest. The note is convertible into common stock at a price equal to 35 percent of the three lowest trading prices for our common stock for the thirty trading days prior to the notice of conversion. We accrued interest of $848 on this note as of November 30, 2013.

We received loan proceeds of $39,000 in October 2013 from Dana L. Hipple, an unrelated third party, due December 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $368 on this note as of November 30, 2012.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our business model. We expect to do so during the remainder of our fiscal year 2013. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

Contractual obligations

We have entered into a consulting agreement dated July 1, 2011 with Michael Gelmon, our Chairman and Chief Executive Officer, under which Mr. Gelmon provides services as an officer and director for a monthly fee of $10,000. The consulting agreement is for an initial term of three years and extends annually unless terminated by either party at the end of the term, as extended..

A summary of notes payable by the Company at November 30, 2013 and August 31, 2012 is contained in Note 5 to the Financial Statements included in this Quarterly Report and which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations

For the three months ended November 30, 2013 and November 30, 2012, the Company had operating revenues of $ 135,807   and $0, respectively.  Since inception, the Company has incurred cumulative net losses of $11,486,199.  For the three months ended November 30, 2013, the Company had a net loss of $890,543. For the three months ended November 30, 2012, the Company had a net loss of $273,874. Our activities have been attributed primarily to consulting and business development

For the quarters ended November 30, 2013 and November 30, 2012, we incurred operating expenses of $269,805 and $119,402, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at November 30, 2013, except certain convertible promissory notes as detailed in Note 5 to the financial statements included in this Report.

There are no shares that have been offered pursuant to an employee benefit plan or dividend reinvestment plan as of November 30, 201Q. Our shares are traded on the OTCQB under the symbol NOHO. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, we must remain current in our filings with the SEC, being at a minimum Forms 10-Q and 10-K. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

Trends

We are in the development stage and have not generated any revenue as of November 30, 2012. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2013, as amended on January 21, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of November 30, 2013 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of November 30, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended November 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which we are subject, nor, to the best of our knowledge, are any material legal proceedings contemplated.

ITEM 1A RISK FACTORS

The list of risk factors contained in our Annual Report on Form 10-K for the year ended August 31, 2013, under Part 1 ITEM 1A, Risk Factors, are incorporated by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 2013 we issued a total of 169,702,236 common shares converting $39,313 in principal amounts of loans and accrued interest.

In October, 2013 we issued a total of 323,992,919 common shares converting $35,337 in principal amounts of loans and accrued interest.

In November, 2013 we issued a total of 519,314,286 common shares converting $37,740 in principal amounts of loans and accrued interest.

In December, 2013, the Company issued a total of 426,782,600 common shares on conversion of principal amount of loans.

As a result of the issue of these shares, the Company had a total of 1,949,782,041 common shares issued and outstanding as of January 21, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

In January, 2014, we were notified by the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our CEO, is a Calgary resident, the Alberta Securities Commission deems the Company to be a reporting issuer, required to file periodic reports in Alberta, and according issued a trading “cease and desist” order. We are investigating the effect of this order on the Company with Canadian legal counsel, but do not expect the order to have any effect on trading activity in the US.

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

Dated: January 21 2014