Form 10-K/A
period 2013-08-31
Novation Holdings Inc
filed 2014-02-14
CIK 1080602

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

YES  [  ]  NO [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28 2013, was $106,813

There were 1,949,782,041 shares of the Registrant’s $.001 par value common stock outstanding as of February 14, 2014.

Table of Contents

NOVATION HOLDINGS, INC.

FORM 10-K/A

i

EXPLANATORY NOTE

This amended annual report is filed to correct certain errors in our financial statements for the year ended August 31, 2013, as disclosed in note 12 of the financial statements. See also “Item A. Risk Factors” regarding our internal control over financial reporting.

NOVATION HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

This amended annual report on Form 10-K\A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

DIFFICULTIES IN ESTABLISHING A NEW PRODUCT

We are an early stage company, bringing to market an advanced and unproven technology. We may not be able to raise sufficient financing to affect our business plan and deliver products and services that are accepted by customers. If we cannot find adequate capital on reasonable terms, investors will face a significant risk of losing their investments in their entirety.

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

Risks Related To Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC MARKETS (OTCQB) WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Markets.  The OTCQB Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCQB market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCQB.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

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

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

OUR CONTROLLING SHAREHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Lin Han Equity owns approximately 23 percent of our common stock and controls our voting preferred stock.  As a result, all of our officers and directors may be elected by Lin Han Equity. which may be able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by this shareholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest. For example, our controlling shareholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Our common stock has traded in the over-the-counter market on the OTC Markets system (“OTCQB”), previously under the symbol “ALZM.OB” and currently under the symbol “NOHO.OB”.  During the year ended August 31, 2013 and to the date of this Report, we have not purchased or otherwise acquired any of our equity securities.

The following table sets forth the range of high and low closing prices (prior to the reverse split) of the Common Stock as reported by the OTCQB for each fiscal quarter since trading commenced.

Closing Prices (Pre-Reverse split)
	High	Low
FISCAL 2013
First Quarter (September 1, 2012 through November 30, 2012)	$ 0.0750	$ 0.0401
Second Quarter (December 1, 2012 through February 29, 2013)	$ 0.0900	$ 0.0030
Third Quarter (March 1, 2013 through May 31, 2013)	$ 0.0051	$ 0.0014
Fourth Quarter (June 1, 2013 through August 31, 2013)	$ 0.0017	$ 0.0005

FISCAL 2012
First Quarter (September 1, 2011 through November 30, 2011)	$ 0.04	$ 0.009
Second Quarter (December 1, 2011 through February 28, 2012)	$ 0.04	$ 0.006
Third Quarter (March 1, 2012 through May 31, 2012)	$ 0.016	$ 0.006
Fourth Quarter (June 1, 2012 through August 31, 2012)	$ 0.012	$ 0.003

Note: a 1 for 15 reverse split was effective on November 7, 2012.

On August 30, 2013, the closing price of the Company’s Common Stock as reported by the OTCQB was $0.0006 and there were approximately 54 shareholders of record.

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

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economic environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K/A and in “Item 1 - Our Business”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective November 7, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new shares for each 15 common shares previously issued.  The amendment to our Articles also provided that we are authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  The reverse stock split has been given retroactive recognition in this Form 10-K/A.  All shares and per share information has been retroactively adjusted to reflect the stock split. On August 29, 2013, we amended our Articles of Incorporation to authorize 2,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

In January, 2012, we entered into an exclusive worldwide development and distribution license, through our wholly-owned subsidiary SureScreen Medical, Inc., for the development and marketing of a patent pending ”See and Treat” system for detecting human papilloma virus.  We have recently formed a wholly-owned subsidiary, SureScreen Medical, Inc., through which we have entered into a licensing agreement with AVM Corp. for the licensing of proprietary, patent pending technology that would enable healthcare providers to "see and treat" Human

Papillomavirus (HPV), the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offers an important alternative to the HPV vaccine. On February 3, 2013, we sold our controlling interest in SureScreen Medical, Inc., our wholly-owned medical device development subsidiary, to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000.  We received a promissory note for this amount at closing, but have agreed with our independent auditing firm to write this note off as a loss at August 31, 2013 as uncollectible.

In January, 2013, we acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, we acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipated acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  Subsequently, in May 2013, we sold the controlling preferred stock interest to a third party. The purchase price of the Series A Preferred Stock was $250,000 and was paid by a promissory note payable in five installments over the next five months, with the first installment payment due in early June, 2013. Subsequently, that note was extended for one year, with the first installment payment now due on or before February 28, 2014.  We have retained the 40,000,000 common shares, acquired at a cost of $28,000.  The valuation of this stock at August 31, 2013 was $52,000, based on the August 30, 2013 closing price of $0.0013 per share and we have recorded a gain on investment in that amount as of August 31, 2013.

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

The assets received in the acquisition were transferred to our newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which now provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.   Due to the lack of independent valuations, however, we have agreed with our independent auditors to write off the computer and office assets acquired ($20,000) and the acquisition of the contract ($100,000) on our financial statements for the quarter ended August 31, 2013, as well as the receivable due from BioCube, Inc. in the amount of $87,600 for lack of collectability

-11-.

On May 5, 2013, we sold the Crown City Pictures, Inc. receivable, represented by a convertible promissory note in the principal amount of $178,650, to four unrelated investors for four new convertible notes in the amount of $44,662.50 each.  Subsequently a total of $164,547 in principal has been paid on the four notes, leaving a balance due of approximately $3,000 plus interest on each note still owed to us.  As of August 31, 2013, there was still a balance due on the four purchase notes of $96,377.

On May 5, 2013, we also sold the accounts receivable of $164,546 from AEGY received in the acquisition transaction as the consideration for the acquisition of 1,000,000 shares of voting preferred stock in Crown City Pictures, Inc., which carries 51 percent of the total cumulative voting power of all shares of Crown City Pictures, Inc. Although the preferred stock is still held by us, and we expect CCPI to undertake acquisition and funding transactions in 2014, we have agreed with our independent auditors that our investment in Crown City Pictures in the amount of $164,547 also should be written off as an impairment loss since CCPI is currently dormant and there is no assurance that the planned activities will be realized. As a result, we have not consolidated the financial reports of CCPI with our financial statements included in this Report.

On December 6, 2012, we completed the acquisition of Casita de los Ninos, LLC, with an effective closing date of November 29, 2012, and Casita de los Ninos became a wholly-owned subsidiary.  Casita de los Niños, LLC is a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children and their families learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños is the flagship company for Immersion House. Casita was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. Immersion House learning centers, products, publications, media, partnerships, resources, and instructors are all committed to one goal: to provide the best “immersive” experience so that students and their families can learn to: Think Global, Act Global, and Be Global.  Immersion House differs from other learning language programs in the way that it “immerses” students in the target language they are learning. When students enter our learning centers they are transported into the “world” of that language. They experience the sights, sounds, and tastes of the target language they are learning. When students eat, bake, converse, play, and interact with native speakers (instructors and children), they not only learn the language, they experience its people, culture, and traditions. The consideration for the acquisition was the issuance of one million shares of convertible preferred stock having a stated value of $300,000 at inception, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.  If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at 2 million dollars, based on the 5 day trailing average closing price of the stock.  On June 1, 2013, we sold Casita de los Niños, LLC to an unrelated party, after determining that its continued inclusion in our corporate group no longer met our corporate direction.  The sale was for a note receivable in the amount of $300,000 payable in two years at 8 percent interest. This contributed to the net loss from discontinued operations of $10,708 disclosed separately on the current year’s statement of operations.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance decreased from $1,245 at August 31, 2012 to $4 at August 31, 2013. During 2013, our primary sources of cash were cash provided by borrowings under notes payable and convertible notes payable issuances. Our primary uses of cash were for operating activities.

2013 and 2012 Operating, Investing, and Financing Activities

Operating activities in 2013 and 2012 used $381,828 and $761,171 of cash flow, respectively. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash outflows are largely attributable to recurring expenditures for labor and other activities. For the years ended August 31, 2013 and 2012, we reported net losses of $1,697,669 and $6,427,618, respectively.

Changes in the components of our working capital impact cash flow from operating activities. During 2013, our loan receivable balance increased $0. During 2013, accrued interest on notes payable increased $34,450, contributing favorably to our net cash flows from operating activities. Changes in accounts payable and accrued expenses, and other current and non-current liabilities, and also non-cash items such as sale of subsidiary, change in FV of derivatives, bad debts expense, and impairment losses also impact our cash flow from operating activities. During 2013, our accounts payable and accrued expenses increased $170,403 positively impacting our net cash provided by operating activities.

We received loan proceeds of $20,000 in January of 2012 from Common Stock, LLC, an unrelated third party, due October 31, 2013 at 6 percent interest. The note is convertible into common stock at a price equal to 60 percent of the three lowest trading prices for our common stock for the ten trading days prior to the notice of conversion. In July and August 2012, two notices of conversion were issued totaling $6,000. We accrued interest of $1,777 on this note as of August 31, 2012.

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

Financing activities provided $380,857 and $742,564 of cash during 2013 and 2012, respectively. See ITEM 8. “FINANCIAL STATEMENTS, Note 5 – “Notes Payable” for additional information regarding our outstanding debt.

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

A summary of notes payable at August 31, 2013 and 2012 may be found in Note 5 to our financial statements included later in this Report.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Results of Operations for the Years Ended August 31, 2013 and 2012.

For the years ended August 31, 2013 and 2012, the Company had revenues of $258,521. For the years ended August 31, 2013 and 2012, the Company had net losses of $1,697,669 and $6,427,618, respectively.

Our activities have been attributed primarily to start up and business development.

For the years ended August 31, 2013 and 2012, we incurred operating expenses of $1,279,603 and $5,380,260, respectively. For the 2013 year, these expenses mainly consisted of officer compensation ($130,000), professional fees ($391,962), general and administrative ($125,193), rent ($10,301), bad debt expense of ($337,600) and impairment loss of ($284,547). For the 2012 year, these expenses mainly consisted of payroll and officer compensation ($4,012,477), professional fees ($1,260,948), general and administrative ($106,835). The decrease of operating expenses has to do with the rescission of Organ Transport Services, Inc. (OTS). The payroll and officer compensation in 2012 was mainly due to the expenses incurred by OTS.

Development Stage

In May, 2013, we determined that we were no longer a development stage company for SEC reporting purposes as a result of the acquisition of Burgoyne Internet Services, Inc., and Novation Consulting Services, Inc. and the planned acquisitions and development of StarPoint Holdings, Inc. which will occur after the end of the fiscal year ended August 31, 2013.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financials properly reflect the change.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Novation Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

August 31, 2013 and 2012

CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets - As of August 31, 2013 (Restated) and 2012	F-3

Consolidated Statements of Operations -	F-4
for the years ended August 31, 2013 (Restated) and 2012

Consolidated Statement of Stockholders’ Deficit	F-5
for the years ended August 31, 2013 (Restated) and 2012

Consolidated Statements of Cash Flows -	F-6
for the years ended August 31, 2013 (Restated) and 2012

Notes to Consolidated Financial Statements (Restated)	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Novation Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Novation Holdings, Inc. and Subsidiaries (the "Company", “Novation”) as of August 31, 2013, and the related statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of August 31, 2012 was audited by other auditors, whose report dated December 14, 2012, expressed an audit opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidate financial statements, the Company has experienced recurring losses and negative operating cash flows since inception and has financed its working capital requirements through issuance of notes payable. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the August 31, 2013 consolidated financial statements have been restated to correct a misstatement.

/s/ Anton & Chia, LLP

Newport Beach, CA

February 14, 2014

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

December 14, 2012

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	August 31, 2013	August 31, 2012
ASSETS	(Restated)
CURRENT ASSETS
Cash	$ 4	$ 1,245
Accounts receivable	161,110	-
Prepaid expenses	6,845	1,000
Deferred loan costs (net of accumulated amortization of $39,148 and $15,689)	6,853	4,811
Total current assets	174,812	7,056
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $645 and $221 respectively)	1,475	1,899
Loan receivable	646,376	48,000
Investment - cost method	52,000	-
Intangibles (net accumulated amortization of $15,000 and $0)	165,000	-
Goodwill	20,000	-
Advances to related parties	42,350	42,500
Total assets	$ 1,102,013	$ 99,455
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 177,528	$ 18,590
Accrued interest	47,878	13,428
Due to related party	30,712	-
Due to third party	5,694	-
Notes payable - net of debt discount of $48,324 and $25,861	111,205	181,319
Derivative liability	632,794	30,815
Total current liabilities	1,005,811	244,152
LONG-TERM LIABILITIES
Acquisition note payable	489,689	-
Convertible notes payable - net of discount of $5,357	202,020	-
Total liabilities	1,697,520	244,152
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 and no shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	1,000	-
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
509,999,997 and 30,094,500 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	510,000	30,094
Additional paid in capital	9,833,605	9,091,652
Accumulated other comprehensive income	24,000	-
Accumulated deficit	(10,964,112)	(9,266,443)
Total stockholders' deficit	(595,507)	(144,697)
Total liabilities and stockholders' deficit	$ 1,102,013	$ 99,455

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For the Year Ended
	August 31, 2013	August 31, 2012
	(Restated)
REVENUES	$ 258,521	$ -

COST OF GOODS SOLD	59,712	-

NET REVENUES	$ 198,809	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	130,000	4,012,477
Professional fees	391,962	1,260,948
General and administrative	125,193	106,835
Bad debt expense	337,600	-
Impairment loss	284,547	-
Rent	10,301	-
Total operating expenses	1,279,603	5,380,260

Loss from operations	(1,080,794)	(5,380,260)

OTHER INCOME (EXPENSE)
Finance cost	(33,102)	-
Sale of subsidiary	418,876	-
Gain on extinguishment of debt	-	523,667
Interest, net	(297,216)	(1,529,378)
Derivative expense	(222,988)	(169,878)
Change in fair value of derivatives	(471,737)	130,452
Other, net	-	(2,221)
Total other income (expense)	(606,167)	(1,047,358)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(10,708)	-
Total loss from discontinued operations	(10,708)	-

Net loss	$ (1,697,669)	$ (6,427,618)
Net loss per share (basic and diluted)	$ (0.02)	$ (0.37)
Weighted average number of shares outstanding during the period-basic and diluted	71,289,402	17,161,733
Net loss	$ (1,697,669)	$ (6,427,618)
OTHER COMPREHENSIVE INCOME, net of tax:
Unrealized gain on investment	24,000	-
Comprehensive loss	$ (1,673,669)	$ (6,427,618)

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (RESTATED)

	Common Stock		Preferred Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage		Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value			Accumulated Other Comprehensive Loss

Balance - August 31, 2011	4,121,669	4,121	-	-	3,043,442	(2,838,825)	-	208,738
Converted notes payable to common stock ($0.029-0.28/share)	15,265,741	15,266	-	-	1,272,111	-	-	1,287,377
Total HOTI Antidilutive	8,054,770	8,055	-	-	2,695,904	-	-	2,703,959
Total Common stock issued for services ($0.1-8.55/share)	2,708,213	2,708	-	-	698,335	-	-	701,043
Stock compensation expense-Michael Gelmon	-	-	-	-	980,000	-	-	980,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	-	-	401,804	-	-	401,804
Reverse issuance of notes payable	(55,893)	(56)	-	-	56	-	-	-
Net loss for the period ended August 31, 2012	-	-	-	-	-	(6,427,618)	-	(6,427,618)
Balance - August 31, 2012	30,094,500	30,094	-	-	9,091,652	(9,266,443)	-	(144,697)
Converted notes payable to common stock ($0.0037-0.03/share)	478,805,497	478,806			301,326	-	-	780,132
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	-	-	71,083	-	-	71,083
Stock issued for advertising services	500,000	500	-	-	4,500	-	-	5,000
Stock issued for consulting services	600,000	600	-	-	20,160	-	-	20,760
Reverse split 1:15	-	-	-	-	35,176	-	-	35,176
Rescission of investment in subsidiary	-	-	-	-	10,708	-	-	10,708
Unrealized gain in investment	-	-	-	-	-	-	24,000	24,000
Issuance of preferred stock for Casita de los Ninos, LLC acquisition	-	-	1,000,000	1,000	299,000	-	-	300,000
Net loss for the period ended August 31, 2013	-	-	-	-	-	(1,697,669)	-	(1,697,669)
Balance - August 31, 2013	509,999,997	$ 510,000	1,000,000	$ 1,000	$ 9,833,605	$(10,964,112)	$24,000	$ (595,507)

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	August 31, 2013	August 31, 2012
OPERATING ACTIVITIES	(Restated)
Net loss	$ (1,697,669)	$ (6,427,618)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	424	221
Stock based compensation expense	25,760	4,385,002
Gain in sale of subsidiary	(418,876)	-
Gain on extinguishment of debt	-	(523,667)
Change in FV of derivatives	471,737	39,426
Amortization of intangibles	15,000	14,889
Bad debt expense	337,600	-
Impairment loss	284,547	-
Unrealized gain on investment	(24,000)	-
Amortization of debt discount and non-cash derivative expense	584,641	1,484,607
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	34,450	44,771
Increase in accounts receivable	(160,000)	-
Increase in prepaid expenses	(5,845)	-
Loans receivable	-	209,653
Increase in accounts payable	170,403	11,545
Net cash used by operating activities	(381,828)	(761,171)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,120)
Net cash used by investing activities	-	(2,120)
FINANCING ACTIVITIES
Proceeds from notes payable	386,025	780,064
Payments on notes payable	(6,000)	-
Related party advances	562	(37,500)
Net cash provided by financing activities	380,587	742,564
Net decrease in cash	(1,241)	(20,727)
Cash, beginning of period	1,245	21,972
Cash, end of period	$ 4	$ 1,245
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash investing and financing activities
Notes payable and accrued interest converted to common stock	$ 378,404	$ 1,148,407
Accrued interest converted to notes payable	$ 15,520	$ -
Debt discount on notes payable from derivative liability	$ 555,527	$ -
Reclassification of derivative liabilities to paid-in-capital	$ 652,604	$ -

See accompanying notes to consolidated financial statements.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Novation Holdings, Inc., formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2008.  Effective October 25, 2012, the Company amended its Articles of Incorporation to change its name to Novation Holdings, Inc., increased its authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001, and changed its place of incorporation from Delaware to Florida. The Company completed a reverse split of its common shares in the ratio of 1 new shares for each 15 common shares previously issued on November 7, 2012.   The rights and preferences of any preferred shares issued may be set by resolution of the Board of Directors.  The reverse stock split has been given retroactively restated in the consolidated financial statements.  All shares and per share information has been retroactively adjusted to reflect the stock split.

The Company was organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical technology industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the consolidated financial results of OTS in its consolidated financial statements.

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

As a result of the rescission of the OTS transaction, on July 11, 2012, the Company amended its prior SEC periodic filings to remove the consolidated financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2011.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

The separate receivable recorded by the Company totaling $469,827 at February 29, 2012 represented amounts actually paid by the Company to or for OTS, primarily for salaries due to OTS officers and employees. This receivable was non-interest bearing and repayment by OTS was guaranteed by a security interest in all equity interests of OTS held by Healthcare of Today, Inc. as a result of the rescission. This receivable was offset by a corresponding note payable to officers of OTS of $755,320 at February 29, 2012. Effective May 31, 2012, the Company entered into a settlement and release agreement with OTS and the OTS officers under which all of the outstanding debt owed to the former OTS officers by the Company was assumed by OTS, the OTS loan receivable was reduced to $235,000 and OTS agreed to pay the Company $235,000.  This settlement transaction was recorded at May 31, 2012 as follows:

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

Nature of Operations

In January, 2012, the Company entered into an exclusive worldwide development and distribution license, through our wholly-owned subsidiary SureScreen Medical, Inc., for the development and marketing of a patent pending ”See and Treat” system for detecting human papilloma virus., the most common sexually transmitted infection and a cause of cervical cancer, In addition to offering easy, affordable, and on-the-spot HPV diagnosis, the technology offered an important alternative to the HPV vaccine. On February 3, 2013, the Company sold the controlling interest in SureScreen Medical, Inc., to AVM Licensing Corp., the licensor of the HPV virus treatment technology being developed by SureScreen. SureScreen is the holder of the recently granted European patent rights to the technology, although the US Patent application has recently been denied.  The Company received a combination of cash, stock and notes, secured by the assets of SureScreen, as consideration for the sale.  The total value of the sale was estimated at $250,000. The Company has learned that the purchaser has ceased business; therefore the full amount of the note has been written off as uncollectible.

In January, 2013, the Company acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, Novation acquired 40 million shares of common stock, then  representing approximately 19 percent of the common shares issued and outstanding, and 5 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY had 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipates acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  Subsequently, in May 2013, the Company sold the controlling preferred stock interest to a third party. The purchase price of the Series A Preferred Stock was $250,000 and was paid by a promissory note payable in five installments over the next five months, with the first installment payment due in early June, 2013. Subsequently, that note was extended for one year, with the first installment payment now due on or before February 28, 2014.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

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

ASSETS

Accounts Receivable:
Alternative Energy Partners, Inc	$164,546
BioCube, Inc.	87,600
Crown City Pictures, Inc.	178,650
Total Accounts Receivable	$430,796

Computers, printers, server and related	20,000
Consulting Contract-AEGY:	100,000
Total assets acquired	$550,796

LIABILITIES

Promissory Note to CF Consulting, LLC	$55,108
Acquisition Note (partial)	495,688
Total liabilities assumed	$550,796

The assets received in the acquisition were transferred to the newly formed, wholly-owned subsidiary, Novation Consulting Services, Inc., which now provides administrative, financial and legal services to us, our subsidiaries and to Alternative Energy Partners, Inc. and will offer similar services to other companies.   On May 5, 2013, the Company sold the Crown City Pictures, Inc. receivable, represented by a convertible promissory note in the principal amount of $178,650, to four unrelated investors for four new convertible notes in the amount of $44,662.50 each.  Two of these notes were partially paid in the year ended August 31, 2013, leaving a balance due of $96,377.  Subsequently a total of $164,547 in principal has been paid on the four notes, leaving a balance due of approximately $3,000 plus interest on each note still owed to the Company as of January 15, 2014.

On December 6, 2012, the Company completed the acquisition of Casita de los Ninos, LLC, with an effective closing date of November 29, 2012, and Casita de los Ninos became a wholly-owned subsidiary.  Casita de los Niños, LLC is a California limited liability company doing business as Immersion House™ (www.immersionhouse.com) which is devoted to helping children and their families learn new languages and gain cultural experiences in those targeted languages. Casita de los Niños is the flagship company for Immersion House. Casita was launched in 2009 in Northern California (Bay Area) and focuses on teaching children Spanish through learning centers and various after school enrichment programs. The consideration for the acquisition was the issuance of one million shares of Series A convertible preferred stock having a stated value of $300,000 at inception, carrying voting power equal to 51 percent of the total voting power of all classes of stock, a dividend preference equal to $0.01 per share, and a conversion option into shares of common stock valued at the time of conversion at 1 million dollars, based on the 5 day trailing average closing price of the stock.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

If not already converted, the preferred stock converts automatically five years after issue into shares of common stock valued at the time of conversion at two million dollars, based on the 5 day trailing average closing price of the stock.  On June 1, 2013, the Company sold Casita de los Niños, LLC to an unrelated party, after determining that its continued inclusion in the corporate group no longer met the Company’s corporate direction.  The sale was for a note receivable in the amount of $300,000 payable in two years at 8 percent interest. This contributed to the net loss from discontinued operations of $10,708 disclosed separately on the current year’s statement of operations.

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

Principles of Consolidation

The accompanying restated consolidated financial statements include the accounts of Novation Holdings, Inc. and its wholly-owned subsidiaries, Novation Consulting and Burgoyne Internet Services, LLC. All intercompany transactions and balances have been eliminated.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ materially from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at August 31, 2013 and 2012, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at August 31, 2013 and 2012, respectively.

Loss per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the years ended August 31, 2013 and 2012, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.  The calculation of loss per share has been done by applying the 1 for 15 reverse split of common stock, effective November 7, 2012.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

Loans Receivable

Loans receivable are recorded at the loan amount and do not bear interest. The Company sold its interest in subsidiaries for notes receivable. Payment on loans receivable are recorded when collected by the Company. Loans receivables are written off when deemed uncollectible. Recoveries of loans receivables previously written off are recorded when received.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. There have been no grants of any stock or other equity as of August 31, 2013 and 2012.

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

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded in accordance with ASC 505, “Equity” at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

Management has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, management believes that no accruals for tax liabilities are necessary. Therefore, no reserves for uncertain income tax positions have been recorded.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605 on revenue recognition for consulting and ISP services. Revenue from consulting and ISP services will be recognized only when persuasive evidence of a sale or arrangement with a customer exists, price if fixed and determinable, services have been performed, and collectability of the resulting receivable reasonably assured.

Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred revenue.

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

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

Derivative Financial Instruments

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

Investments in Subsidiaries

In January, 2013, we acquired a controlling interest in Alternative Energy Partners, Inc., a mining and energy holding company whose common shares are traded on the OTCQB under the symbol AEGY.  As a result of the acquisition, we acquired 40 million shares of common stock, representing approximately 19 percent of the common shares issued and outstanding, and 1 million shares of Series A Convertible Preferred stock holding voting power equal to 51 percent of the total vote of all shares entitled to vote. AEGY currently has 2 wholly-owned subsidiaries, Clarrix Energy, LLC and SAC Acquisition Corp., and anticipated acquiring a third operating subsidiary shortly, all as previously announced by AEGY.  Subsequently, in May 2013, we sold the controlling preferred stock interest to a third party. The purchase price of the Series A Preferred Stock was $250,000 and was paid by a promissory note payable in five installments over the next five months, with the first installment payment due in early June, 2013. Subsequently, that note was extended for one year, with the first installment payment now due on or before February 28, 2014.

We have retained the 40,000,000 common shares, acquired at a cost of $28,000.  The valuation of this stock at August 31, 2013 was $52,000, based on the August 30, 2013 closing price of $0.0013 per share and we have recorded a gain on investment in that amount as of August 31, 2013.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (continued)

Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.

Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

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

NOTE 2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,697,669 and net cash used in operations of $381,828 for the year ended August 31, 2013; and negative working capital of $830,999 and an accumulated deficit of $10,964,112 at August 31, 2013.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and continues to seek additional funds through debt or equity issuance. Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 2.	GOING CONCERN (Continued)

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

The following is a schedule of deferred tax assets as of August 31, 2013, and August 31, 2012:

	August 31, 2013	August 31, 2012
Net operating loss	$10,964,112	$9,266,443
Future tax benefit at 34%	3,719,638	3,150,591
Less: Valuation allowance	(3,719,638)	(3,150,591)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $569,047 during the year ended August 31, 2013.

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Michael Gelmon, who serves the Company as CEO, is paid as a consultant to the Company at the rate of $10,000 per month, commencing July 1, 2012.  Mr. Gelmon is a Canadian citizen and resident.

NOTE 5. DISCONTINUED OPERATIONS

On June 1, 2013, we sold Casita de los Niños, LLC to an unrelated party, after determining that its continued inclusion in our corporate group no longer met our corporate direction.  The sale was for a note receivable in the amount of $300,000 payable in two years at 8 percent interest. This contributed to the net loss from discontinued operations of $10,708 disclosed separately on the current year’s statement of operations.

NOTE 6.	STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 2,500,000,000 shares of common stock, par value $0.001 per share and 5 million shares of preferred stock, par value $0.001.

At August 31, 2012, there were 30,094,500 shares of common stock issued and outstanding. During the year ended August 31, 2013 and 2012, the Company issued Company stock as follows:

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 6.	STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 7. IMPAIRMENT AND UNCOLLECTIBLE LOSSES.

Due to lack of separate valuations by an independent party, the Company has written off as impaired the $20,000 in computers and office equipment and the $100,000 in contract acquisition acquired in the acquisition of the administrative services business transferred to Novation Consulting Services, Inc. in January 2013.

The Company also has taken an impairment loss for the $164,547 paid for the acquisition of a controlling interest in Crown City Pictures, as there is no assurance that the planned acquisitions and funding of that company will be successful.

 The Company has written of receivables of $87,600 owed by BioCube, Inc. and the $250,000 note due for the sale of SureScreen Medical as uncollectible.

NOTE 8.  NOTES PAYABLE

* The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following is a summary of notes payable at August 31, 2013 and August 31, 2012:

Description	August 31, 2013	August 31, 2012
Asher Enterprises, Inc.*
On April 25, 2012, the Company issued its promissory note in the amount of $37,500 to an unrelated third party for additional working capital. The note is due on January 30, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted to common stock as of August 31, 2013.	-	37,500
Asher Enterprises, Inc.*
On March 12, 2012, the Company issued its promissory note in the amount of $35,000 to an unrelated third party for additional working capital. The note is due on December 14, 2012 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted to common stock as of August 31, 2013.	-	35,000

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 8.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
Asher Enterprises, Inc.*

On January 20, 2012, the Company issued its promissory note in the amount of $40,000 to an unrelated third party for additional working capital. The note was due on October 23, 2012 and carried interest at 8 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 50 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $8,288, respectively. The note was fully converted to common stock as of August 31, 2013.

	-	6,712
Common Stock LLC *
On January 20, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note was due on October 31, 2012 and carried interest at 6 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted to common stock as of August 31, 2013.	-	5,507
Common Stock LLC *
On March 19, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on December 19, 2012 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted to common stock as of August 31, 2013.	-	20,000
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

August 31, 2013 and 2012 (Restated)

NOTE 8.  NOTES PAYABLE (continued)

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

Panache Group *

On January 10, 2012, the Company issued its promissory note in the amount of $50,000 to an unrelated third party for additional working capital. The note is due on January 10, 2013 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 75 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $3,580, respectively. This note had been fully converted to common stock as of August 31, 2013.

	-	6,100
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013and carries an initial charge of 5 percent interest. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued at a discount of $6,000, which has been fully amortized at August 31, 2013. This note was fully converted to common stock at August 31, 2013.

	-	50,500

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 8.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013 and an initial charge of 5 percent interest. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, of which $546 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $2,057and $0, respectively. $2,551 had been converted into common stock as of August 31, 2013.

	53,646	-
WHC Capital, LLC *

On June 21, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on May 1, 2014 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $16,663 and $0, respectively. $13,337 had been converted to common stock as of August 31, 2013.

	-	-
WHC Capital, LLC *
On July 11, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 11, 2014 and carries interest at 5 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $25,000 and $0, respectively.	-	-
Indian River Financial Services, LLC*
On March 23, 2013, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on March 31, 2015. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0013.	19,525	-

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 8.  NOTES PAYABLE (continued)

Description	August 31, 2013	August 31, 2012
Indian River Financial Services, LLC*
On July 10, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0004.	25,000	-
Indian River Financial Services, LLC *
On June 1, 2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable due to the Company’s former auditors. The note is due on June 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.00075.	7,000	-
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007.	25,108	-
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004.	30,000	-
Dana L. Hipple
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015 and carries interest at 8 percent per annum. $6,000 has been paid against this note as of August 31, 2013.	489,689	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $5,357 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $133,907and $0, respectively. $15,349 had been converted into common stock as of August 31, 2013.	125,387	-
Total notes payable	802,914	181,319
Current portion	111,205	181,319
Notes payable-Long-term portion	$ 691,709	$ -

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 9.  DERIVATIVE LIABILITIES

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

As a result of conversion of notes payable described in Note 5, the Company reclassified $652,605 of derivative liabilities to equity and the change in fair value of derivatives was $471,737.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2012	$30,815
ASC 815-15 additions	782,846
Change in fair value	471,737
ASC 815-15 deletions from conversions	(652,604)
Balance at August 31, 2013	$632,794

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Comprehensive Loss
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(471,737)
Derivative expense	(222,988)
Balance at August 31, 2013	$(694,725)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.24% - 0.30%
Expected volatility	100% - 300%
Expected life	9 months – 12 months

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 10.  SEGMENT REPORTING

Our operating businesses are organized based on the nature of markets and customers.  Segment accounting policies are the same as described in Note 1.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s overall operations when each segment has working capital requirements.

A description of our operating segments as of August 31, 2013 can be found below.

Operating revenues and expenses of each of the Company’s segments are as follows:

	Novation Holdings, Inc.	Novation Consulting	Burgoyne	Consolidated
Income
Consulting	-	160,000	-	160,000
Sales	-	-	102,347	102,347
Returns	-	-	(3,826)	(3,826)
Total income	-	160,000	98,521	258,521
Cost of Sales	-	-	59,712	59,712

Gross profit	-	160,000	38,809	198,809

Expense
Bad debt expense	250,000	87,600	-	337,600
Impairment loss	164,547	120,000	-	284,547
Operating expense	571,408	58,234	27,813	657,455
	985,955	265,834	27,813	1,279,602

Net loss	(985,955)	(105,834)	10,996	(1,080,793)

Accounts receivable	-	161,110	-	161,110
Accounts payable	102,230	47,338	27,960	177,528

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 11.  SUBSEQUENT EVENTS

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

The Company has subscribed for a controlling preferred stock in Focus Gold Corporation (OTCQB: FGLD) for $65,000, which has undertaken to establish a subsidiary to engage in a roll-up strategy for small commercial and non-commercial collection agency operations.  In December, 2013, Focus Gold formed two operating subsidiaries, Focus Gold Financial Corp. and Focus Gold Commercial resolution, Inc. to engage in the retail and commercial collections markets, respectively, and opened an office in Cheektowaga, NY.  As of the date of this amended form 10-K/A, the two subsidiaries have commenced operations, hired 17 employees to date and begun generating revenues.

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 12.  RESTATEMENT

Company management subsequently discovered certain errors in our financial statements included in our Form 10-K as previously filed for the year ended August 31, 2013. The restatement primarily comprises the write off of note receivables and the recording of a derivative liability on a convertible note payable.

Novation Holdings, Inc.
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
	Balance Sheets at August 31, 2013
	August 31, 2013	Adjustments		Restated
ASSETS
CURRENT ASSETS
Cash	$ 4			$ 4
Accounts receivable	161,110			161,110
Prepaid expenses	6,845			6,845
Deferred loan costs, net of accumulated amortization of $39,148 and $15,689	6,853			6,853
Total current assets	174,812			174,812
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $645 and $221 respectively)	21,475	(20,000)	(a)	1,475
Loan receivable	848,523	(202,147)	(b)	646,376
Investment	528,000	(476,000)	(c)	52,000
ISP Contracts/Support	100,000	65,000	(d)	165,000
Goodwill	-	20,000	(e)	20,000
Advances to related parties	42,350	-		42,350
Total assets	$ 1,715,160	$ (613,147)		$ 1,102,013
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 177,528			$ 177,528
Accrued interest	47,878			47,878
Due to related party	36,406	(5,694)	(f)	30,712
Due to third party	-	5,694	(g)	5,694
Notes payable - net of debt discount of $48,324 and $25,861	108,405	2,800	(h)	111,205
Derivative liability	165,090	467,704	(i)	632,794
Total current liabilities	535,307	470,504		1,005,811
LONG-TERM LIABILITIES
Acquisition note payable	489,689			489,689
Convertible note payable - net of discount of $133,907	335,927	(133,907)		202,020
Total liabilities	1,360,923	336,597		1,697,520
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 and no shares issued and outstanding at
August 31, 2013 and August 31, 2012, respectively	1,000			1,000
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
509,999,997 and 30,094,500 shares issued and outstanding at
August 31, 2013 and August 31, 2012, respectively	510,000			510,000
Additional paid in capital	9,840,746	(7,141)	(j)	9,833,605
Accumulated other comprehensive income	-	24,000		24,000
Accumulated deficit	(9,997,509)	(966,603)		(10,964,112)
Total stockholders' equity (deficit)	354,237	(949,744)		(595,507)
Total liabilities and stockholders' equity	$ 1,715,160	$ (613,147)		$ 1,102,013

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 12.  RESTATEMENT (Continued)

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(RESTATED)
	For the Year Ended August 31, 2013
	As reported	Adjustments		Restated
REVENUES	$ 258,521			$ 258,521
COST OF GOODS SOLD	59,712			59,712
NET REVENUES	$ 198,809			$ 198,809
GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	130,000			130,000
Professional fees	391,962			391,962
General and administrative	110,193	15,000	(k)	125,193
Bad debt expense	-	337,600	(l)	337,600
Impairment loss	-	284,547	(m)	284,547
Rent	10,301			10,301
Total operating expenses	642,456	637,147		1,279,603
Loss from operations	(443,647)	(637,147)		(1,080,793)
OTHER INCOME (EXPENSE)
Finance cost	(33,102)			(33,102)
Sale of subsidiary	418,876			418,876
Interest, net	(223,118)	(74,098)	(n)	(297,216)
Derivative expense	(212,516)	(10,471)	(o)	(222,988)
Change in fair value of derivatives	(226,850)	(244,887)	(p)	(471,737)
Total other income (expense)	(276,711)	(329,456)		(606,168)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(10,708)			(10,708)
Total loss from discontinued operations	(10,708)			(10,708)

Net income (loss)	$ (731,066)	$ (966,603)		$ (1,697,669)
Net loss per share (basic and diluted)	$ (0.01)			$ (0.02)
Weighted average number of shares outstanding during the period-basic and diluted	71,289,402			71,289,402
Net income (loss)	$ (731,066)	$ (966,603)		$ (1,697,669)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on investment	-	24,000	(q)	24,000
Comprehensive loss	$ (731,066)	$ (942,605)		$ (1,673,669)

NOVATION HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012 (Restated)

NOTE 12.  RESTATEMENT (Continued)

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(RESTATED)
	For the Year Ended August 31, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (731,066)	$ (966,603)	$ (1,697,669)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	424		424
Capital contributions-noncash expenses	-		-
Stock based compensation expense	-	25,760	25,760
Gain in sale of subsidiary	-	(418,876)	(418,876)
Loss on derivatives	226,850	244,887	471,737
Bad debt expense	-	337,600	337,600
Impairment loss	-	284,547	284,547
Unrealized gain on investment	-	(24,000)	(24,000)
Amortization of intangibles	-	15,000	15,000
Amortization of debt discount and non-cash derivative expense	45,422	539,219	584,641
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	34,450		34,450
Increase in accounts receivable	(160,000)		(160,000)
Increase in prepaid expenses	(5,845)		(5,845)
Loans receivable	-		-
Increase in accounts payable	170,403		170,403
Net cash used by operating activities	(395,903)	14,075	(381,828)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-
Net cash used by investing activities	-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Additional capital contributed	-		-
Proceeds from issuance of common stock	-		-
Proceeds from notes payable	399,975	(13,950)	386,025
Payments on notes payable	(6,000)	-	(6,000)
Related party advances	687	(125)	562
Net cash provided by financing activities	394,662		380,587
Net increase (decrease) in cash	(1,241)		(1,241)
Cash and equivalents, beginning of period	1,245		1,245
Cash and equivalents, end of period	$ 4		$ 4
Supplemental cash flow information:
Cash paid for interest	$ -		$ -
Cash paid for income taxes	$ -		$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 378,404		$ 378,404
Accrued interest converted to notes payable	$ 15,520		$ 15,520
Debt discount on notes payable from derivative liability	$ 555,527	212,344	$ 767,871
Reclassification of derivative liabilities to paid-in-capital	$ 652,605	7,139	$ 659,744

(a) Equipment that was written off for ($20,000).

(b) Uncollectible loans that were written off to bad debt expense for ($202,147).

(c) Unrecoverable investments written off for ($476,000).

(d) Reclass adjustment to ISP contracts net of amortization for $65,000 from purchase price allocations.

(e) Reclass adjustment of contracts to goodwill for $20,000 from purchase price allocations.

(f) Reclass adjustment from related party to third party liability for ($5,694).

(g) Reclass adjustment from related party to third party liability for $5,694.

(h) Net adjustments to debt discount for $2,800.

(i) Net adjustments and increase in derivative liability for $467,704.

(j) Net adjustments to additional paid in capital for ($7,141).

(k) Amortization of intangibles for $15,000.

(l) Loans receivable written off to bad debt expense for $337,600.

(m) Unrecoverable investment written off to impairment loss $284,547.

(n) Increase in interest expenses based on updated calculations for ($74,098).

(o) Increase in derivative expense based on updated calculations for ($10,472).

(p) Decrease in change in derivative value based on updated calculations for ($244,887).

(q) Increase in unrealized gain on investment based on current market value for $24,000.

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

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors, Anton & Chia, LP, have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services. The fees paid for these services totaled $23,400.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
3 21	Articles of Amendment dated August 29, 2013. List of Subsidiaries

31.1 31.1	Rule 13a-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of Principal Accounting Officer

32.1 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Accounting Officer

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION HOLDINGS, INC.

Dated February 14, 2014	By:	/s/ Michael Gelmon
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ John Burke
Principal Accountant

__/s/ Michael Gelmon________________________

February 14, 2014

Michael Gelmon, Director

__/s/ Michael Choo  ________________________

February 14, 2014

Michael Choo, Director