Form 10-Q/A
period 2013-11-30
Novation Holdings Inc
filed 2014-03-07
CIK 1080602

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

Yes [ ] No [ X]

As of February 21, 2014, there were 1,949,782,041 shares of Common Stock ($0.001 par value) outstanding.

This amended report on Form 10-Q/A has been filed to adjust the financial statements as originally reported to conform to the revised financial statements contained in our recently filed report on Form 10-K/A.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Novation Holdings, Inc. and subsidiaries  (the "Company”) at November 30, 2013 (with comparative figures as at August 31, 2013); and the condensed consolidated statements of comprehensive loss for the three months ended November 30, 2013 and November 30, 2012, and the condensed consolidated statements of cash flows for the three months ended November 30, 2013 and November 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

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

Novation Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 29,463	$ 4
Accounts receivable	266,110	161,110
Prepaid expenses	10,436	6,845
Deferred loan costs, net of accumulated amortization of $43,379 and $39,148	2,622	6,853
Total current assets	308,631	174,812

Property, plant and equipment (net of accumulated
depreciation of $751 and $645 respectively)	1,369	1,475
Loan receivable	564,104	646,376
Investment – cost method	20,000	52,000
Intangibles, net	150,000	165,000
Goodwill	20,000	20,000
Advances to related parties	57,950	42,350
Total assets	$ 1,122,054	$ 1,102,013
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 156,621	$ 177,528
Accrued interest	63,400	47,878
Due to related party	30,712	30,712
Due to third party	798	5,694
Notes payable - net of debt discount of $20,148 and $48,324	111,046	111,205
Derivative liability	1,587,627	632,794
Total current liabilities	1,950,204	1,005,811
LONG-TERM LIABILITIES
Acquisition note payable	-	489,689
Convertible note payable - net of discount of $532,644 and $5,357	320,264	202,020
Total liabilities	2,270,468	1,697,520
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,000	1,000
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
1,523,009,438 and 509,999,997 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,523,009	510,000
Additional paid in capital	9,234,071	9,833,605
Accumulated other comprehensive income (loss)	(8,000)	24,000
Deficit accumulated during the development stage	(11,898,494)	(10,964,112)
Total stockholders' deficit	(1,148,414)	(595,507)
Total liabilities and stockholders' deficit	$ 1,122,054	$ 1,102,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
	For the Three Months Ended
	November 30, 2013	November 30, 2012

REVENUES	$ 135,807	$ -

COST OF GOODS SOLD	9,008	-

NET REVENUES	$ 126,799	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	30,000
Professional fees	72,833	69,749
General and administrative	29,146	19,653
Amortization	15,000	-
Rent	3,090	-
Total operating expenses	150,069	119,402

Loss from operations	(23,270)	(119,402)

OTHER INCOME (EXPENSE)
Interest, net	(151,904)	(106,060)
Derivative expense	(811,777)	(57,844)
Change in fair value of derivatives	52,571	9,432
Total other expense	(911,110)	(154,472)

Net loss	$ (934,380)	$ (273,874)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding during the period-basic and diluted	882,235,803	31,985,904
Net loss	$ (934,380)	$ (273,874)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized loss on investment	(32,000)	-
Comprehensive loss	(966,380)	(273,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended
	November 30, 2013	November 30, 2012
OPERATING ACTIVITIES
Net loss	$ (934,380)	$ (273,874)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	106	106
Change in fair value of derivatives	(52,571)	48,412
Amortization of intangibles	15,000	-
Amortization of deferred loan costs	4,231	4,926
Amortization of debt discount and non-cash derivative expense	942,134	100,453
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	15,522	5,606
Increase in accounts receivable	(105,000)	-
Increase in other current assets	(3,591)	-
Loans receivable	82,273	(7,000)
Increase in accounts payable	(31,367)	8,483
Net cash used by operating activities	(67,643)	(112,888)
FINANCING ACTIVITIES
Proceeds from notes payable	81,500	120,000
Related party advances	15,601	(8,500)
Net cash provided by financing activities	97,101	111,500
Net increase (decrease) in cash	29,458	(1,388)
Cash, beginning of period	4	1,245
Cash, end of period	$ 29,462	$ (143)
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 112,398	$ 53,070
Accrued interest converted to notes payable	$ -	$ -
Debt discount on notes payable from derivative liability	$ 21,357	$ 162,500
Reclassification of derivative liabilities to paid-in-capital	$ -	$ 68,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. Effective March 19, 2012 the Company agreed to rescind the acquisition of Organ Transport Systems, Inc. The net effect of the rescission transaction has been to remove OTS as a subsidiary of the Company.

As a result of the rescission of the OTS transaction, on July 11, 2012, the Company amended its prior SEC periodic filings to remove the financial results for OTS by filing an amended Form 10-K/A for the year ended August 31, 2011, and amended Forms 10-Q/A for the quarters ended November 30, 2011 and February 29, 2012.

Effective October 25, 2012, the Company completed a 1 for 15 reverse split of its common stock as part of its recapitalization, name change and change of corporate domicile.  The reverse stock split has been given retroactive recognition in the Form 10-K/A for the fiscal year ended August 31, 2013 and in this Form 10-Q.  All shares and per share information have been retroactively adjusted to reflect the stock split.

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

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, the Company plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  The Company has already identified 5 other regional ISP companies for sale and believes that, with the added infrastructure provided by the Company; the existing operating success can grow and add to the bottom line for the Company. As part of the transaction, the Company also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a nominal fee of the greater of 2 percent of revenues or $200 per month.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May, 2013, the Company acquired 1,000,000 shares of Series A Preferred Stock in Crown City Pictures, Inc. (OTC Pink: CCPI), a non-reporting shell company, which the Company intends to use for future acquisitions of operating subsidiaries.  The operating results of CCPI are not consolidated with the Company, because CCPI had no significant activity and because the investment in CCPI was written off as impaired for the fiscal year ended August 31, 2013.

In November, 2013, the Company subscribed for 1,000,000 shares of a convertible preferred stock of Focus Gold Corp. (OTC Pink FGLD) with voting power equal to 55 percent of all voting power of all classes of stock.  The first payment on the total subscription amount of $65,000 was made in December, 2013 and the balance will be paid by March 1, 2014.  As a result of the acquisition, the Company will acquire a controlling interest in FGLD, and the financial results of FGLD thereafter will be consolidated with that of the Company, with an adjustment for the minority interest.

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended November 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of November 30, 2013 and August 31, 2013 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception and the calculation of the derivative liability.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded with ASC 505 “Equity” at either fair value of the services rendered of the fair value of the share-based payments, whichever is more readily determinable.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $934,380 and net cash used in operations of $67,643 for the three months ended November 30, 2013; and negative working capital of $1,641,573 and an accumulated deficit of $11,898,494 at November 30, 2013.

The accompanying condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is and has suffered recurring losses and has no established source of revenue.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows.

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

The following is a schedule of deferred tax assets as of November 30, 2013, and August 31, 2013:

	November 30, 2013	August 31, 2013
Net operating loss	$ 11,898,494	$ 10,964,112
Future tax benefit at 34%	4,045,488	3,719,638
Less: Valuation allowance	(4,045,488)	(3,719,638
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $325,850 during the three months ended November 30, 2013.

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

The following is a summary of notes payable at November 30, 2013 and August 31, 2013:

Description	November 30, 2013	August 31, 2013
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted at November 30, 2013.	-	27,500
Asher Enterprises, Inc.*
On August 15, 2013, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on May 17, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 35 percent of the average of the three lowest closing bid prices of the common stock for the thirty trading days prior to the date of the election to convert. The note was fully outstanding as of November 30, 2013.	42,500	-
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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013 and has an initial charge of 5 percent interest. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, which is fully amortized at November 30, 2013. The carrying amount of the debt discount was $0 and $2,057, respectively. $49,629 had been converted into common stock as of November 30, 2013.

	6,620	53,646
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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
Indian River Financial Services, LLC*
On July 10, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0004. The note was fully outstanding as of November 30, 2013.	25,000	25,000
Indian River Financial Services, LLC*
On September 1, 2013, the Company issued its promissory note in the amount of $23,950to an unrelated third party to consolidate liabilities owed to the third party. The note is due on September 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50% of the average closing stock price of the Company’s common stock for the ten trading days prior to conversion. The note was fully outstanding as of November 30, 2013.	23,950	-
Indian River Financial Services, LLC*
On June 1, 2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable. The note is due on June 30, 2015. The note was acquired from the original holder by assignment when the note balance was paid by the current holder. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.00075. The note was fully outstanding as of November 30, 2013.	7,000	7,000
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007. The note was fully outstanding as of November 30, 2013.	25,108	25,108
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004. The note was fully outstanding as of November 30, 2013.	30,000	30,000

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	November 30, 2013	August 31, 2013
Dana L. Hipple
On October 17, 2013, the Company issued its promissory note in the amount of $39,000 to an unrelated third party for additional working capital. The note is due on December 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company immediately at 50% of the average closing stock price of the Company’s common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $34,844 and $0, respectively. The note was fully outstanding as of November 30, 2013.	4,157	-
CFOs to Go
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015. $6,000 has been paid against this note. This note was transferred to a convertible note with JSJ Investments on October 15, 2013.	-	489,689
JSJ Investments
On October 15, 2013, JSJ Investments acquired the CFOs to Go acquisition note and the note was restated. The note is due on December 31, 2014 and carries interest at12 percent per annum.. The note is immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $437,735 and $0, respectively. $4,179 had been converted to common stock as of November 30, 2013.	47,774	-
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $12,857 unamortized portion remains at May 31, 2013. The carrying value of the debt discount was $57,922 and $133,907 respectively. $27,077 had been converted into common stock as of November 30, 2013.	192,858	125,387
Total notes payable	431,310	802,914
Current portion	111,046	111,205
Notes payable-Long-term portion	$ 320,264	$ 691,709

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

Embedded Derivative Liabilities in Convertible Notes

During the three months ended November 30, 2013, the Company recognized new derivative liabilities of $1,367,966 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities was less than the principal balance of the related notes payable by $52,571, and was recorded as a gain on derivatives for the three months ended November 30, 2013.

As a result of conversion of notes payable described in Note 5, the Company reclassified $360,562 of derivative liabilities to equity and the change in fair value of derivatives was $52,571.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2013	$632,794
ASC 815-15 additions	1,367,966
Change in fair value	(52,571)
ASC 815-15 deletions from conversion	(360,562)
Balance at November 30, 2013	$1,587,627

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 6.  DERIVATIVE LIABILITIES (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$52,571
Derivative expense	(811,777)
Balance for the three months ended November 30, 2013	$(759,206)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17% - 0.18%
Expected volatility	300% - 600%
Expected life	9 months – 12 months

NOTE 7.  SEGMENT REPORTING

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

A description of our operating segments as of November 30, 2013 can be found below.

Operating revenues and expenses of each of the Company’s segments are as follows:

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 7.  SEGMENT REPORTING (continued)

	Novation Holdings, Inc.	Novation Consulting	Burgoyne	Consolidated
Income
Consulting	-	120,000	-	120,000
Sales	-	-	16,627	16,627
Returns	-	-	(820)	(820)
Total income	-	120,000	15,807	135,807
Cost of Sales	-	-	9,008	9,008

Gross profit	-	120,000	6,799	126,799

Expense
Operating expense	104,267	35,927	9,875	150,069
	104,267	84,073	(3,076)	(23,270)

Net loss from operations	(104,267)	84,073	(3,076)	(23,270)

Accounts receivable	-	266,110	-	266,110
Accounts payable	61,863	57,799	36,959	156,621

NOTE 8.  SUBSEQUENT EVENTS

In December, 2013, the Company acquired a controlling interest in Focus Gold Corp., which has formed two operating subsidiaries and commenced business in its new office location near Buffalo, New York.  The two subsidiaries have hired employees and commenced business operations, and have already generated revenues.

Common Stock Transactions:

In December, 2013, the Company issued a total of 426,782,600 common shares on conversion of principal amount of loans.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 9.  RESTATEMENT

Company management subsequently discovered certain errors in our condensed consolidated financial statements included in our Form 10-Q as previously filed for the quarter ended November 30, 2013. The restatement primarily comprises the right amortization of intangibles and the recording of a derivative liability on a convertible note payable.

Novation Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
	November 30, 2013	Adjustments		Restated
	(Unaudited)			(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 29,463			$ 29,463
Accounts receivable	266,110			266,110
Due from ISP	10,436			10,436
Deferred loan costs, net of accumulated amortization of $43,379 and $39,148	2,622			2,622
Total current assets	308,631			308,631
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $751 and $645 respectively)	1,369			1,369
Loan receivable	564,104			564,104
Investment – cost method	20,000			20,000
Intangibles	180,000	(30,000)	(a)	150,000
Goodwill	20,000			20,000
Advances to related parties	57,950			57,950
Total assets	$ 1,152,054			$ 1,122,054
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 156,621			$ 156,621
Accrued interest	63,400			63,400
Due to related party	30,712			30,712
Due to third party	798			798
Notes payable - net of debt discount of $20,148 and $48,324	108,246	2,800	(b)	111,046
Derivative liability	1,271,430	316,197	(c)	1,587,627
Total current liabilities	1,631,207			1,950,204
LONG-TERM LIABILITIES
Convertible note payable - net of discount of $532,644 and $5,357	248,966	71,298	(d)	320,264
Total liabilities	1,880,173			2,270,468
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,000			1,000
Common stock, $0.001 par value; 2,500,000,000 shares authorized,
1,523,009,438 and 509,999,997 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	1,523,009			1,523,009
Additional paid in capital	9,234,071			9,234,071
Accumulated other comprehensive income (loss)	-	(8,000)		(8,000)
Deficit accumulated during the development stage	(11,486,199)	(412,295)		(11,898,494)
Total stockholders' deficit	(728,119)			(1,148,414)
Total liabilities and stockholders' deficit	$ 1,152,054			$ 1,122,054

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 9.  RESTATEMENT (continued)

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
	For the Three Months Ended
	November 30, 2013	Adjustments		Restated

REVENUES	$ 135,807			$ 135,807

COST OF GOODS SOLD	9,008			9,008

NET REVENUES	$ 126,799			$ 126,799

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000			30,000
Professional fees	72,833			72,833
General and administrative	163,882	15,000	(e)	44,146
		(134,735)	(h)
Rent	3,090			3,090
Total operating expenses	269,805			150,069

Loss from operations	(143,006)			(23,270)

OTHER INCOME (EXPENSE)
Interest, net	(17,169)	(134,735)	(h)	(151,904)
Derivative expense	(809,561)	(2,216)	(f)	(811,777)
Change in fair value of derivatives	111,192	(58,621)	(g)	52,571
Total other income (expense)	(715,538)			(911,110)

Net loss	$ (858,544)			$ (934,380)

Net loss per share (basic and diluted)	$ (0.00)			$ (0.00)

Weighted average number of shares outstanding during the period-basic and diluted	882,235,803			882,235,803

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized loss on investment	(32,000)			(32,000)
Comprehensive loss	(890,543)			(966,380)

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

 (UNAUDITED)

NOTE 9.  RESTATEMENT (continued)

Novation Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended
	November 30, 2013	Adjustments	Restated
OPERATING ACTIVITIES
Net loss	$ (890,543)	(43,837)	$ (934,380)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	106	-	106
Change in fair value of derivatives	698,369	60,837	759,206
Amortization of intangibles	-	15,000	15,000
Unrealized gain on investment	32,000	(32,000)	-
Amortization of deferred loan costs	4,231	-	4,231
Amortization of debt discount and non-cash derivative expense	130,357	-	130,357
Changes in certain operating assets and liabilities:		-
Interest accrued on notes payable	15,522	-	15,522
Increase in accounts receivable	(105,000)	-	(105,000)
Increase in other current assets	(3,591)	-	(3,591)
Loans receivable	82,273	-	82,273
Increase in accounts payable	(31,367)	-	(31,367)
Net cash used by operating activities	(67,643)		(67,643)
FINANCING ACTIVITIES
Proceeds from notes payable	81,500	-	81,500
Related party advances	15,601	-	15,601
Net cash provided by financing activities	97,101	-	97,101
Net increase in cash	29,458		29,458
Cash, beginning of period	4	-	4
Cash, end of period	$ 29,462		$ 29,462
Supplemental cash flow information:
Cash paid for interest	$ -	-	$ -
Cash paid for income taxes	$ -	-	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 112,398	-	$ 112,398
Accrued interest converted to notes payable	$ -	-	$ -
Debt discount on notes payable from derivative liability	$ 21,357	-	$ 21,357
Reclassification of derivative liabilities to paid-in-capital	$ -	-	$ -

(a) Accumulated Amortization of intangibles for $30,000

(b) Amortization of debt discount for $2,800

(c) Increase in derivative expense based on updated calculations for $316,197.

(d) Amortization of debt discount and change in liability for $71,298.

(e) Amortization of intangibles for $15,000

(f) Derivative expensed decreased based on updated calculations ($2,216).

(g) Change in fair value of derivatives decreased based on updated calculations ($58,621).

(h) Reclass of amortization of debt discounts – interest expense from general & administrative expense to interest, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2013 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $29,458 from $4 at August 31, 2013 to $29,462 at November 30, 2013.

We received loan proceeds of $42,500 in September of 2013 from Asher Enterprises, LLC, an unrelated third party, due May 17, 2014 at 8 percent interest. The note is convertible into common stock at a price equal to 35 percent of the three lowest trading prices for our common stock for the thirty trading days prior to the notice of conversion. We accrued interest of $848 on this note as of November 30, 2013.

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

Results of Operations

For the three months ended November 30, 2013 and November 30, 2012, the Company had operating revenues of $ 135,807   and $0, respectively.  Since inception, the Company has incurred cumulative net losses of $11,898,494.  For the three months ended November 30, 2013, the Company had a net loss of $934,380. This loss was mainly attributed to $30,000 in consulting expenses, $72,833 for professional fees, amortization of $15,000, and derivative expense of $811,777. For the three months ended November 30, 2012, the Company had a net loss of $273,874. Our activities have been attributed primarily to consulting and business development.

For the quarters ended November 30, 2013 and November 30, 2012, we incurred operating expenses of $284,805 and $150,069, respectively.

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

As a result of the issue of these shares, the Company had a total of 1,949,782,041 common shares issued and outstanding as of February 21, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

In January, 2014, we were notified by the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our CEO, is a Calgary resident, the Alberta Securities Commission deems the Company to be a reporting issuer, required to file periodic reports in Alberta, and according issued a trading “cease and desist” order. We are investigating the effect of this order on the Company with Canadian legal counsel, but do not expect the order to have any effect on trading activity in the US. As of February, 2014, we have initiated the process of meeting any filiung requirements in ALbeta and applying to have the Cease trade order removed.

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

Dated: March 7, 2014