Form 10-Q
period 2014-02-28
Novation Holdings Inc
filed 2014-05-30
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended February 28, 2014

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

Yes [ ] No [ X]

As of May 1, 2014, there were 5,863,234,893 shares of Common Stock ($0.001 par value) outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Novation Holdings, Inc. and subsidiaries  (the "Company”) at February 28, 2014 (with comparative figures as at August 31, 2013); and the condensed consolidated statements of operations for the six months ended February 28, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended February 28, 2014 and February 28, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year ending August 31, 2014.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	February 28, 2014	August 31, 2013
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$ 29,541	$ 4
Accounts receivable	222,400	161,110
Due from ISP	10,765	6,845
Deposit in subscription	41,000	-
Deferred loan costs, net of accumulated amortization of $46,000 and $39,148	-	6,853
Total current assets	303,706	174,812
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $857 and $645 respectively)	1,263	1,475
Loan receivable	642,977	646,376
Investment - cost method	248,000	52,000
Intangibles, net	135,000	165,000
Goodwill	20,000	20,000
Advances to related parties	79,500	42,350
Total assets	$ 1,430,446	$ 1,102,013
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 139,293	$ 177,528
Accrued interest	75,577	47,878
Due to related party	30,712	30,712
Due to third party	24,897	5,694
Notes payable - net of debt discount of $107,140 and $48,324	55,526	111,205
Derivative liability	1,549,702	632,794
Total current liabilities	1,875,707	1,005,811
LONG-TERM LIABILITIES
Acquisition note payable	-	489,689
Convertible note payable - net of discount of $415,222 and $5,357	384,149	202,020
Total liabilities	2,259,856	1,697,520
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 issued and outstanding at
February 28, 2014 and August 31, 2013, respectively	1,000	1,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized,
3,666,043,518 and 509,999,997 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	3,666,043	510,000
Additional paid in capital	7,646,245	9,833,606
Accumulated other comprehensive income (loss)	220,000	24,000
Deficit accumulated during the development stage	(12,362,698)	(10,964,112)
Total stockholders' deficit	(829,410)	(595,507)
Total liabilities and stockholders' deficit	$ 1,430,446	$ 1,102,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
REVENUES	$ 166,218	$ 72,813	$ 302,025	$ 72,813
COST OF GOODS SOLD	17,013	30,897	26,021	30,897
NET REVENUES	$ 149,205	$ 41,916	$ 276,004	$ 41,916
GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	30,000	60,000	60,000
Professional fees	105,100	297,953	177,933	367,702
General and administrative	23,860	48,496	53,006	68,149
Amortization expense	15,000	-	30,000	-
Impairment loss	-	335,549	-	335,549
Rent	3,090	11,729	6,180	11,729
Total operating expenses	177,050	723,727	327,119	843,129
Loss from operations	(27,845)	(681,811)	(51,115)	(801,213)
OTHER INCOME (EXPENSE)
Finance cost	-	(9,958)	-	(9,958)
Sale of subsidiary	-	246,876	-	246,876
Interest, net	(212,670)	(150,122)	(364,574)	(256,182)
Derivative expense	(778,888)	-	(1,590,665)	-
Change in fair value of derivatives	555,199	118,077	607,770	(166,489)
Other, net	-	-	-	-
Total other income (expense)	(436,359)	204,873	(1,347,469)	(185,753)

Net loss	$ (464,204)	$ (476,938)	$ (1,398,584)	$ (986,966)
Net loss attributable to non-controlling interest	-	205,242	-	205,242
Net loss	$ (464,204)	$ (271,696)	$ (1,398,584)	$ (781,724)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding during the period-basic and diluted	2,495,126,577	13,595,356	1,684,225,691	31,985,904

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on investment	228,000	-	196,000	-
Comprehensive loss	(236,204)	(476,938)	(1,202,584)	(986,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended
	February 28, 2014	February 28, 2013
OPERATING ACTIVITIES
Net loss	$ (1,398,585)	$ (781,724)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	212	212
Change in fair value of derivatives	(607,770)	166,489
Derivative expense	1,590,665	-
Amortization of intangibles	30,000	-
Amortization of deferred loan costs	6,853	11,670
Amortization of debt discount and non-cash derivative expense	323,340	451,625
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	27,699	11,796
Increase in accounts receivable	(61,290)	(2,912)
Increase in prepaid expenses	-	(2,376)
Increase in other current assets	(3,920)	(23,000)
Loans receivable	3,399	-
Increase in accounts payable	11,366	-
Net cash used by operating activities	(78,031)	(168,220)
INVESTING ACTIVITIES
Investment in non-controlling interests	-	(495,689)
Investment in deposit subscription	(26,000)	-
Investment in notes receivable, net	-	(159,500)
Net cash used by investing activities	(26,000)	(655,189)
FINANCING ACTIVITIES
Proceeds from notes payable	135,692	448,091
Payments on notes payable	-	370,580
Related party advances	(2,124)	5,000
Net cash provided by financing activities	133,568	823,671
Net increase (decrease) in cash	29,537	262
Cash, beginning of period	4	1,245
Cash, end of period	$ 29,541	$ 1,507
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 240,729	$ 53,070
Accounts payable converted to notes payable	$ 50,000	$ -
Accrued interest converted to notes payable	$ 790	$ -
Debt discount on notes payable from derivative liability	$ -	$ (55,708)
Reclassification of derivative liabilities to paid-in-capital	$ -	$ 68,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

Nature of Operations

On December 1, 2012, we acquired the operating assets of an Internet Service Provider (ISP) based in Utah and have continued the existing, profitable operations. We also plan to acquire similar ISPs located across the US.  To date, the Company has identified three possible acquisition targets.  Burgoyne Internet Services, Inc. is operated as a wholly-owned subsidiary of the Company and its results of operations are consolidated with the Company.

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, the Company plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  The Company has already identified three other regional ISP companies for sale and believes that, with the added infrastructure provided by the Company, the existing operating success can grow and add to the bottom line for the Company. As part of the transaction, the Company also executed a Transition Services Agreement with ISP Holdings, LLC. under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a nominal fee of the greater of 2 percent of revenues or $200 per month.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

In November, 2013, the Company subscribed for 1,000,000 shares of a convertible preferred stock of Focus Gold Corp. (OTC Pink FGLD) with voting power equal to 55 percent of all voting power of all classes of stock.  The company paid $41,000 as of February 28, 2014 out of the total subscription amount of $65,000 and the balance of $24,000 has been paid after February 28, 2014.

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at February 28, 2014 and February 28, 2013 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended February 28, 2014 presented are not necessarily indicative of the results to be expected for the full year ended August 31, 2014.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with start-up companies, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of February 28, 2014 and August 31, 2013 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception and also calculations of derivative liability.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at February 28, 2014 and August 31, 2013, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at February 28, 2014 and August 31, 2013, respectively.

Loss per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period ending February 28, 2014, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of February 28, 2014.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded in accordance with ASC 505, “Equity” at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of February 28, 2014 and August 31, 2013, the Company had no balances in excess of federally insured limits.

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,398,584 and net cash used in operations of $78,031 for the six months ended February 28, 2014; and negative working capital of $1,572,001 and an accumulated deficit of $12,362,698 at February 28, 2014.

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following is a schedule of deferred tax assets as of February 28, 2014, and August 31, 2013:

	February 28, 2014	August 31, 2013
Net operating loss	$ 12,362,698	$ 9,997,509
Future tax benefit at 34%	4,203,317	3,399,153
Less: Valuation allowance	(4,203,317)	(3,399,153)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $796,004 during the six months ended February 28, 2014.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at February 28, 2014.

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 3.   INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through February 28, 2014. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 4.	CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.001 per share and 5 million shares of preferred stock, par value $0.001.

.

During the six months ended February 28, 2014, the Company issued Company stock as follows:

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

In December, 2013 we issued a total of 621,782,600 common shares converting $42,993 in principal amounts of loans and accrued interest.

In January, 2014 we issued a total of 904,923,480 common shares converting $47,780 in principal amounts of loans and accrued interest.

In February, 2014 we issued a total of 616,328,000 common shares converting $37,566 in principal amounts of loans and accrued interest.

As a result of the issue of these shares, we had a total of 3,666,043,518 common shares and 1,000,000 preferred shares issued and outstanding as of February 28, 2014

NOTE 5.  NOTES PAYABLE

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

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

The following is a summary of notes payable at February 28, 2014 and August 31, 2013:

Description	February 28, 2014	August 31, 2013
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted at February 28, 2014.	-	27,500
Asher Enterprises, Inc.*

On September 6, 2013, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on May 17, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 35 percent of the average of the three lowest closing bid prices of the common stock for the thirty trading days prior to the date of the election to convert. The carrying amount of the debt discount was $39,464 and $0, respectively. The note was fully outstanding as of February 28, 2014.

	3,036	-
Common Stock LLC

On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after six months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $4,603, respectively. The note was fully converted as of February 28, 2014.

	-	59

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	February 28, 2014	August 31, 2013
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, of which $547 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $0 and $2,057, respectively. The note was fully converted as of February 28, 2014.

	-	53,646
WHC Capital, LLC *

On June 21, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party for additional working capital. The note is due on May 1, 2014 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $16,663, respectively. This note has been fully converted to common stock as of February 28, 2014.

	-	-
WHC Capital, LLC *

On July 11, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 11, 2014 and carries interest at 5 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $25,000, respectively. $16,070 has been converted as of February 28, 2014.

	8,930	-

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	February 28, 2014	August 31, 2013
Indian River Financial Services, LLC*
On March 23, 2013, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on March 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.0013. This note was transferred to a convertible note with Tide Pool as of February 28, 2014.	-	19,525
Tide Pool*
On January 14, 2014, Indian River Financial Services LLC transferred its promissory note in the amount of $19,525 to an unrelated third party. The note is due on January 15, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at the lesser of $0.0001 or 50% of the lowest trading price for the ten days prior to the date of conversion. $18,275 of this note has been converted as of February 28, 2014.	1,250	-
JSJ Investments
On July 10,2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. $19,150 of the note has been converted as of February 28, 2014.	5,850	25,000
Indian River Financial Services, LLC*

On September 1, 2013, the Company issued its promissory note in the amount of $23,950 to an unrelated third party to consolidate liabilities owed to the third party. The note is due on September 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $23,950 and $0, respectively. The note was fully outstanding as of February 28, 2014.

	-	-

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	February 28, 2014	August 31, 2013
Indian River Financial Services, LLC*
On December 1, 2013, the Company issued its promissory note in the amount of $50,000 to an unrelated third party to consolidate liabilities owed to the third party. The note is due on November 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $43,646 and $0, respectively. The note was fully outstanding as of February 28, 2014.	6,354	-
Moss Krusick & Associates, LLC*
On June 1,2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable. The note is due on June 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after six months, at the election of the Holder, at $0.00075. The note was transferred to Indian River Financial Services, LLC as of February 28, 2014.	-	7,000
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007. The note was transferred to Tangiers as of February 28, 2014.	-	25,108
Tangiers Investment Group, LLC
On January 31, 2014, Dana L. Hipple transferred its promissory note in the amount of $25,108 plus accrued interest of $2,084 to an unrelated third party. The note is due on January 31, 2015 and carries interest at 10 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at the lesser of $0.0001 or 50% of the lowest trading price for the ten days prior to the date of conversion. . The carrying amount of the debt discount was $10,677 and $0, respectively. $14,248 of this note has been converted as of February 28, 2014.	2,267	-

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	February 28, 2014	August 31, 2013
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004. The note was fully outstanding as of February 28, 2014.	30,000	30,000
Dana L. Hipple
On February 20, 2014, the Company issued its promissory note in the amount of $34,667 to an unrelated third party for additional working capital. The note is due on February 28, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $33,738 and $0, respectively. The note was fully outstanding as of February 28, 2014.	929	-
Indian River Financial Services, LLC*
On January 27, 2014, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on January 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $17,635 and $0, respectively. This note was fully outstanding as of February 28, 2014.	1,890	-
Indian River Financial Services, LLC*
On December 20, 2013, Moss Krusick & Associates, LLC transferred its promissory note in the amount of $7,000 to an unrelated third party.. The note is due on June 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $5,626 and $0, respectively. The note was fully outstanding as of February 28, 2014.	1,374	-

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	February 28, 2014	August 31, 2013
Dana L. Hipple
On October 17, 2013, the Company issued its promissory note in the amount of $39,000 to an unrelated third party for additional working capital. The note is due on December 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company immediately at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $22,728 and $0, respectively. The note was fully outstanding as of February 28, 2014.	16,272	-
CFOs to Go
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015 and carries interest at 8 percent per annum. $6,000 has been paid against this note. This note was transferred to a convertible note with JSJ on October 15, 2013.	-	489,689
JSJ Investments
On October 15, 2013, the Company transferred the CFOs to Go acquisition note to an unrelated third party. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $324,898 and $0, respectively. $19,079 had been converted to common stock as of February 28, 2014.	145,712
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $0 unamortized portion remains at February 28, 2014. $64,189 had been converted into common stock as of February 28, 2014.	215,811	125,387
Total notes payable	439,675	802,914
Current portion	55,526	111,205
Notes payable-Long-term portion	$ 384,149	$ 691,709

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

Embedded Derivative Liabilities in Convertible Notes

During the six months ended February 28, 2014, the Company recognized new derivative liabilities of $2,385,959 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities was more than the principal balance of the related notes payable by $982,895, and was recorded as a loss on derivatives for the six months ended February 28, 2014.

As a result of conversion of notes payable described in Note 5, the Company reclassified $861,281 of derivative liabilities to equity and the change in fair value of derivatives was $607,770.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2013	$632,794
ASC 815-15 additions	2,385,959
Change in fair value	(607,770)
ASC 815-15 deletions	(861,281)
Balance at February 28, 2014	$1,549,702

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 6.  DERIVATIVE LIABILITIES (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$607,770
Derivative expense	(1,590,665)
Balance for the six months ended February 28, 2014	$(982,895)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.16% - 0.18%
Expected volatility	167% - 836%
Expected life	3 months – 12 months

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

A description of our operating segments as of February 28, 2014 can be found below.

Operating revenues and expenses of each of the Company’s segments are as follows:

NOVATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

 (UNAUDITED)

NOTE 7.  SEGMENT REPORTING (continued)

	Novation Holdings, Inc.	Novation Consulting	Burgoyne	Consolidated
Income
Consulting	-	255,000	-	255,000
Sales	-	-	50,242	50,242
Returns	-	-	(3,216)	(3,216)
Total income	-	255,000	47,026	302,026
Cost of Sales	-	-	26,021	26,021

Gross profit	-	255,000	21,005	276,005

Expense
Operating expense	240,912	66,533	19,675	327,120
	(240,912)	188,467	1,330	(51,115)

Net income (loss) from operations	(240,912)	188,467	1,330	(51,115)

Accounts receivable	-	240,000	-	240,000
Accounts payable	72,473	20,860	37,750	131,083

NOTE 8.  SUBSEQUENT EVENTS

During the period up to the date of this Report, the Company has acquired a controlling interest in Focus Gold Corp., which has formed two operating subsidiaries and commenced business in its new office location near Buffalo, New York.  The two subsidiaries have hired employees and commenced business operations, and have already generated revenues. The acquisition had not closed as of February 28, 2014.

Common Stock Transactions:

In April 2014, the Company issued a total of 2,197,191,375 common shares on conversion of principal amount of loans.

As a result of the issue of these shares, the Company had a total of 5,863,234,893 common shares issued and outstanding as of May 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

OVERVIEW

We were incorporated under the laws of the State of Delaware on September 24, 1998 with authorized common stock of 25,000,000 shares at $0.001 par value. On March 9, 2007, at the Annual General Meeting of Stockholders a Resolution was approved increasing the authorized share capital to 500,000,000 common shares with a par value of $0.001 per share.  In February, 2011, our Articles of Incorporation were amended to change the corporate name to Allezoe Medical Holdings, Inc. Effective October 25, 2012, our corporate name was changed to Novation Holdings, Inc., our place of incorporation was transferred from Delaware to Florida, and we completed a reverse split of our common shares in the ratio of 1 new common share for each 15 common shares previously issued.  The amendment to our Articles also provided that we were authorized to issue up to 500 million common shares, par value $0.001, and 10 million preferred shares, par value $0.001.  The rights and preferences of any preferred shares we issue may be set by resolution of our Board of Directors.  The reverse stock split was given retroactive recognition in our Form 10-K filed on December 14, 2012.  All shares and per share information were retroactively adjusted to reflect the stock split.  On March 10, 2014, we amended our Articles of Incorporation to increase our authorized common stock to 10,000,000,000 shares, par value $0.001 per share.

Our Business

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

Our current operating subsidiaries are:

Burgoyne Internet Services, Inc.

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

Novation Consulting Services, Inc.

Novation Consulting Services, Inc., a Florida corporation, is a wholly-owned subsidiary, and was formed to acquire and operate the assets and financial management  consulting business acquired by us in January 2013 from CFOs to Go, Inc. and Matriarch Management, Inc.  Novation Consulting provides administrative, financial, regulatory and legal management services to the Company as well as to other small public and private companies for a monthly management fee.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $29,537from $4 at August 31, 2013 to $29,541 at February 28, 2014.

We received loan proceeds of $42,500 in September of 2013 from Asher Enterprises, LLC, an unrelated third party, due May 17, 2014 at 8 percent interest. The note is convertible into common stock at a price equal to 35 percent of the three lowest trading prices for our common stock for the thirty trading days prior to the notice of conversion. We accrued interest of $1,686 on this note as of February 28, 2014.

We received loan proceeds of $39,000 in October 2013 from Dana L. Hipple, an unrelated third party, due December 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $1,137 on this note as of February 28, 2014.

We received loan proceeds of $19,525 in February 2014 from Indian River Financial Services, LLC, an unrelated third party, due January 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $141 on this note as of February 28, 2014.

We received loan proceeds of $34,667 in February 2014 from Dana L. Hipple, an unrelated third party, due February 28, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $68 on this note as of February 28, 2014.

In our opinion, available funds will satisfy our capital requirements for the next several months while we are in the process of negotiating additional funding to implement our business model. We expect to do so during the remainder of our fiscal year 2014. There can be no assurance that we will be successful in raising additional funds to meet our capital needs.

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

A summary of notes payable by the Company at February 28, 2014 and August 31, 2012 is contained in Note 5 to the Financial Statements included in this Quarterly Report and which summary is incorporated here by reference.

We now maintain our corporate offices in space made available at no charge by our Chief Executive Officer, located in Boca Raton, Florida.

Regulatory Matters

By letter dated January 14, 2014, we were notified by the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our CEO, is a Calgary resident, the Alberta Securities Commission deems the Company to be a reporting issuer, required retroactively to file periodic reports in Alberta, and accordingly issued a trading “cease and desist” order due to our failure to file these reports. We do not do business in Alberta or anywhere in Canada, have no offices or property located in Canada and have never offered or sold any securities in Canada. Prior to the January 14, 2014 letter, we had no knowledge that the Company could be considered an Alberta reporting company solely by virtue of the fact that Mr. Gelmon’s residence is located in Alberta. We are investigating the effect of this order on the Company with Canadian legal counsel, but do not expect the order to have any effect on trading activity in the US.

Results of Operations

Six months ended February 28, 2014:

For the six months ended February 28, 2014 and February 28, 2013, the Company had operating revenues of $302,025 and $72,813, respectively.  Since inception, the Company has incurred cumulative net losses of $12,362,698.  For the six months ended February 28, 2014, the Company had a net loss of $1,398,584. For the six months ended February 28, 2013, the Company had a net loss of $986,966. Other expenses attributed to the net loss for the six months ended February 28, 2014 include derivative expenses of $1,590,665and offset by gain in changes in derivative fair value of $607,770.

Three Months ended February 28, 2014

For the three months ended February 28, 2014 and February 28, 2013, the Company had operating revenues of $166,218 and $72,813, respectively. For the three months ended February 28, 2014, the Company had a net loss of $464,204. For the three months ended February 28, 2013, the Company had a net loss of $476,938. Our activities have been attributed primarily to consulting and business development. Other expenses attributed to the net loss for the three months ended February 28, 2014 include derivative expenses of $778,888 and offset by gain in changes in derivative fair value of $555,199.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at February 28, 2014, except certain convertible promissory notes as detailed in Note 5 to the financial statements included in this Report.

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

Trends

We are in the development stage and have not generated any revenue as of February 28, 2013. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2013, as amended on January 21, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of February 28, 2014 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of February 28, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended February 28, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended February 28, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

In December, 2013 we issued a total of 621,782,600 common shares converting $42,993 in principal amounts of loans and accrued interest.

In January, 2014 we issued a total of 904,923,480 common shares converting $47,780 in principal amounts of loans and accrued interest.

In February, 2014 we issued a total of 616,328,000 common shares converting $37,566 in principal amounts of loans and accrued interest.

As a result of the issue of these shares, we had a total of 3,666,043,519 common shares and 1,000,000 preferred shares issued and outstanding as of February 28, 2014

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

NOVATION HOLDINGS, INC. (Registrant)

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

Dated: May 30, 2014

/s/JOHN F BURKE
John F. Burke
Consulting Principal Accounting Officer

Dated: May 30, 2014