Form 10-Q
period 2014-05-31
Novation Holdings Inc
filed 2014-07-21
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

For the Quarterly Period Ended May 31, 2014

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

Yes [ ] No [ X]

As of July 7,, 2014, there were 6,743,543,403 shares of Common Stock ($0.001 par value) outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of Novation Holdings, Inc. and subsidiaries  (the "Company”) at May 31, 2014 (with comparative figures as at August 31, 2013); and the condensed consolidated statements of operations for the nine months ended May 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended May 31, 2014 and May 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year ending August 31, 2014.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 100,459	$ 4
Accounts receivable	271,000	161,110
Due from ISP	3,821	6,845
Prepaid expenses	1,030	-
Deposit in subscription	57,100	-
Deferred loan costs, net of accumulated amortization of $46,445 and $39,148	2,055	6,853
Total current assets	435,465	174,812
OTHER ASSETS
Property, plant and equipment (net of accumulated
depreciation of $963 and $645 respectively)	1,157	1,475
Loan receivable	522,977	646,376
Investment - cost method	24,000	52,000
Intangibles, net	120,000	165,000
Goodwill	20,000	20,000
Advances to third parties	94,525	42,350
Total assets	$ 1,218,124	$ 1,102,013
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 128,578	$ 177,528
Bank overdraft	346	-
Accrued interest	94,428	47,878
Due to related party	30,712	30,712
Due to third party	30,575	5,694
Notes payable - net of debt discount of $71,067 and $48,324	132,239	111,205
Derivative liability	3,129,569	632,794
Total current liabilities	3,546,447	1,005,811
LONG-TERM LIABILITIES
Acquisition note payable	-	489,689
Convertible note payable - net of discount of $230,018 and $5,357	468,372	202,020
Total liabilities	4,014,819	1,697,520
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
1,000,000 issued and outstanding at
May 31, 2014 and August 31, 2013, respectively	1,000	1,000
Common stock, $0.001 par value; 10,000,000,000 shares authorized,
6,056,244,893 and 509,999,997 shares issued and outstanding at
May 31, 2014 and August 31, 2013, respectively	6,056,245	510,000
Additional paid in capital	5,868,181	9,833,606
Accumulated other comprehensive income (loss)	(4,000)	24,000
Accumulated Deficit	(14,718,121)	(10,964,112)
Total stockholders' deficit	(2,796,695)	(595,507)
Total liabilities and stockholders' deficit	$ 1,218,124	$ 1,102,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

REVENUES	$ 147,216	$ 77,201	$ 449,241	$ 147,744

COST OF GOODS SOLD	14,971	15,271	40,992	46,168

NET REVENUES	$ 132,245	$ 61,930	$ 408,249	$ 101,576

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and payroll taxes	30,000	30,000	90,000	90,000
Professional fees	111,670	98,460	289,605	317,112
General and administrative	34,724	15,759	87,730	78,843
Amortization expense	15,445	-	45,445	-
Bad debt expense	-	-	-	-
Impairment loss	6,360	-	6,360	-
Rent	3,090	3,190	9,271	14,919
Total operating expenses	201,290	147,409	528,411	500,874
Loss from operations	(69,044)	(85,479)	(120,162)	(399,298)
OTHER INCOME (EXPENSE)
Finance cost	-	(9,623)	-	(19,581)
Sale of subsidiary	-	-	-	418,877
Gain on extinguishment of debt	-	172,000	-	-
Interest, net	(204,689)	(33,196)	(569,263)	(192,572)
Derivative expense	(246,373)	-	(1,837,036)	-
Change in fair value of derivatives	(1,835,317)	(69,217)	(1,227,547)	(135,764)
Other, net	-	-	-	-
Total other income (expense)	(2,286,379)	59,964	(3,633,847)	70,960

Net loss	(2,355,423)	(25,515)	(3,754,009)	(328,338)
Net loss attributable to non-controlling interest	-	-	-	-
Net loss	$ (2,355,423)	$ (25,515)	$ (3,754,009)	$ (328,338)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period-basic and diluted	5,462,945,898	75,861,316	4,148,993,419	69,517,749
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized loss on investment	(224,000)	-	(28,000)	-
Comprehensive loss	(2,579,423)	(25,515)	(3,782,009)	(328,338)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novation Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended
	May 31, 2014	May 31, 2013
OPERATING ACTIVITIES
Net loss	$ (3,754,009)	$ (328,338)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	318	318
Change in fair value of derivatives	1,227,547	-
Derivative expense	1,837,036	-
Amortization of intangibles	45,445	-
Impairment loss	6,360	-
Amortization of deferred loan costs	4,798	18,078
Amortization of debt discount and non-cash derivative expense	485,509	128,176
Changes in certain operating assets and liabilities:
Interest accrued on notes payable	46,550	14,865
Increase in accounts receivable	(109,890)	(62,787)
Increase in prepaid expenses	-	(1,678)
Increase in other current assets	3,024	(46,174)
Loans receivable	123,399	-
Increase in accounts payable	20,079	176,789
Net cash used by operating activities	(63,834)	(100,751)
INVESTING ACTIVITIES
Investment in deposit subscription	(42,100)	-
Net cash used by investing activities	(42,100)	-
FINANCING ACTIVITIES
Proceeds from notes payable	223,192	147,500
Proceeds from bank overdraft	346	-
Related party advances	(17,149)	(42,250)
Net cash provided by financing activities	206,389	105,250
Net increase in cash	100,455	4,499
Cash, beginning of period	4	1,245
Cash, end of period	$ 100,459	$ 5,744
Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Significant non-cash activities
Notes payable and accrued interest converted to common stock	$ 386,208	$ 225,105
Accounts payable converted to notes payable	$ 50,000	$ -
Accrued interest converted to notes payable	$ 790	$ -
Debt discount on notes payable from derivative liability	$ -	$ 237,500
Reclassification of derivative liabilities to paid-in-capital	$ -	$ 286,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 1.           ORGANIZATION

Novation Holdings, Inc., formerly Allezoe Medical Holdings, Inc., and formerly Stanford Management, Ltd. (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2008.  Effective October 25, 2012, the Company amended its Articles of Incorporation to change its name to Novation Holdings, Inc., increased its authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001, and changed its place of incorporation from Delaware to Florida.  The corporate trading symbol also was changed from ALZM to NOHO at the same time.

The Company was originally organized for the purpose of acquiring and developing mineral properties.  On February 18, 2011, all of the mineral properties and related development and exploration activities were disposed of as part of a series of transactions resulting in the Company moving into the medical technology industry.

On February 18, 2011, the Company acquired all of the outstanding shares of Organ Transport Systems, Inc. (“OTS”), a Nevada corporation, and simultaneously disposed of the assets relating to its former activities in mining exploration, along with all related liabilities. Consequently, OTS was considered to be the surviving entity, with the Company intending to include only the financial results of OTS in its financial statements. Effective March 19, 2012 the Company. agreed to rescind the acquisition of Organ Transport Systems, Inc. The net effect of the rescission transaction was to remove OTS as a subsidiary of the Company.

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

Burgoyne provides Internet access, emails, and related services to customers throughout the United States, primarily in areas where high speed cable and other high speed Internet access services are not readily available.  Its web site is at www.burgoyne.com.  As a result of this initial ISP acquisition, the Company plans to undertake acquisitions of other regional ISP companies in a national roll-up strategy.  The Company has already identified three other regional ISP companies for sale and believes that, with the added infrastructure provided by the Company, the existing operating success can grow and add to the bottom line for the Company. As part of the transaction, the Company also executed a Transition Services Agreement with ISP Holdings, LLC., under which ISP Holdings will continue to provide administrative services in managing the ISP business of Burgoyne for a nominal fee of the greater of 2 percent of revenues or $200 per month.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations (Continued)

On January 1, 2013, the Company acquired a portion of an existing administrative and financial consulting business and formed Novation Consulting Services, Inc., as a wholly-owned subsidiary.  Novation Consulting Services, Inc. provides administrative, financial, legal and similar consulting services to the Company as well as to other, unrelated companies for a fixed monthly fee.

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

In November, 2013, the Company subscribed for 1,000,000 shares of a convertible preferred stock of Focus Gold Corp. (OTC Pink FGLD) with voting power equal to 55 percent of all voting power of all classes of stock.  The company paid $57,100 as of May 31, 2014 out of the total subscription amount of $65,000 and the balance of $7,900 has been paid after May 31, 2014.

Basis of Presentation of Interim Period Financial Statements

The accompanying unaudited consolidated financial statements of the Company at May 31, 2014 and May 31, 2013 have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended May 31, 2014 presented are not necessarily indicative of the results to be expected for the full year ended August 31, 2014.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with start-up companies, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate as of May 31, 2014 and August 31, 2013 included a 100% valuation allowance for deferred tax assets arising from net operating losses incurred since inception and also calculations of derivative liability.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at May 31, 2014 and August 31, 2013, respectively. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  There were no balances that exceeded the federally insured limit at May 31, 2014 and August 31, 2013, respectively.

Loss per Share

In accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 260, “Earnings per Share,”  basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period ending May 31, 2014, is equivalent since the Company has had continuing losses. The Company also has no common stock equivalents.

Accounting for Stock-Based Compensation

The Company adopted the provisions of FASB ASC 718-20, Stock Compensation – Awards Classified as Equity, which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. At the Annual Meeting of Shareholders held on October 24, 2012, the shareholders approved the adoption of the Novation Holdings, Inc. 2012 Stock Incentive Plan, and the setting aside of 4,500,000 shares of post-reverse split common stock for grants under the Plan.  There have been no grants of any stock or other equity under the Plan, or otherwise, as of May 31, 2014.

Non-Employee Stock Based Compensation

Share-based payment awards issued to non-employees for services rendered are recorded in accordance with ASC 505, “Equity” at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Program. As of May 31, 2014 and August 31, 2013, the Company had no balances in excess of federally insured limits.

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,754,009 and net cash used in operations of $63,834 for the nine months ended May 31, 2014; and negative working capital of $3,110,982 and an accumulated deficit of $14,718,121 at May 31, 2014.

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

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

The following is a schedule of deferred tax assets as of May 31, 2014, and August 31, 2013:

	May 31, 2014	August 31, 2013
Net operating loss	$ 14,718,121	$ 9,997,509
Future tax benefit at 34%	5,004,161	3,399,153
Less: Valuation allowance	(5,004,161)	(3,399,153)
Net deferred tax asset	$ --	$ --

The valuation allowance changed by approximately $1,605,008 during the nine months ended May 31, 2014.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Stanford of approximately $368,374 at May 31, 2014.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 3.   INCOME TAXES (continued)

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through May 31, 2014. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 4.	CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.001 per share and 5 million shares of preferred stock, par value $0.001.

.

During the nine months ended May 31, 2014, the Company issued Company stock as follows:

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

In March, 2014 we issued a total of 1,726,408,500 common shares converting $108,495 in principal amounts of loans and accrued interest.

In April, 2014 we issued a total of 663,792,875 common shares converting $36,985 in principal amounts of loans and accrued interest.

As a result of the issue of these shares, we had a total of 6,056,244,893 common shares and 1,000,000 preferred shares issued and outstanding as of May 31, 2014.

NOTE 5.  NOTES PAYABLE

*The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15    "Derivatives and Hedging" and determined that certain outstanding instruments should be classified as liabilities once the conversion option became effective (typically after three or nine months) due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

The following is a summary of notes payable at May 31, 2014 and August 31, 2013:

Description	May 31, 2014	August 31, 2013
Asher Enterprises, Inc.*
On April 23, 2012, the Company issued its promissory note in the amount of $27,500 to an unrelated third party for additional working capital. The note is due on January 8, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after nine months, at the election of the Holder, at 51 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The note was fully converted at May 31, 2014.	-	27,500
Asher Enterprises, Inc.*

On September 6, 2013, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on May 17, 2014 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company after nine months, at the election of the Holder, at 35 percent of the average of the three lowest closing bid prices of the common stock for the thirty trading days prior to the date of the election to convert. The carrying amount of the debt discount was $894 and $0, respectively. $38,570 has been converted as of May 31, 2014.

	3,036	-
Common Stock LLC

On May 2, 2012, the Company issued its promissory note in the amount of $20,000 to an unrelated third party for additional working capital. The note is due on February 8, 2013 and carries interest at 6 percent per annum, payable at maturity. The note was convertible into common stock of the Company after nine months, at the election of the Holder, at 60 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $4,603, respectively. The note was fully converted as of May 31, 2014.

	-	59

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	May 31, 2014	August 31, 2013
JMJ Financial *

On October 3, 2012, the Company issued its promissory note in the amount of $56,000 to an unrelated third party for additional working capital. The note is due on October 3, 2013. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.006 or 70 percent of the lowest closing trading price of the common stock for the twenty-five trading days prior to the date of the election to convert. The Note was issued with an original issue discount of $6,000, of which $547 unamortized portion remains at August 31, 2013. The carrying amount of the debt discount was $0 and $2,057, respectively. The note was fully converted as of May 31, 2014.

	-	53,646
WHC Capital, LLC *

On June 21, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party for additional working capital. The note is due on May 1, 2014 and carries interest at 10 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $16,663, respectively. This note has been fully converted to common stock as of May 31, 2014.

	-	-
WHC Capital, LLC *

On July 11, 2013, the Company issued its promissory note in the amount of $25,000 to an unrelated third party for additional working capital. The note is due on July 11, 2014 and carries interest at 5 percent per annum, payable at maturity. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest intra-day trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $0 and $25,000, respectively. This note has been fully converted as of May 31, 2014.

	-	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	May 31, 2014	August 31, 2013
Indian River Financial Services, LLC*
On March 23, 2013, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on March 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after nine months, at the election of the Holder, at $0.0013. This note was transferred to a convertible note with Tide Pool as of May 31, 2014.	-	19,525
Tide Pool*
On January 14, 2014, Indian River Financial Services LLC transferred its promissory note in the amount of $19,525 to an unrelated third party. The note is due on January 15, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at the lesser of $0.0001 or 50% of the lowest trading price for the ten days prior to the date of conversion. This note has been fully converted as of May 31, 2014.	-	-
JSJ Investments
On July 10, 2013, the Company issued its promissory note in the amount of $35,150 to an unrelated third party for additional working capital. The note is due on July 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. $30,150 of the note has been converted as of May 31, 2014.	5,000	25,000
Indian River Financial Services, LLC*

On September 1, 2013, the Company issued its promissory note in the amount of $23,950 to an unrelated third party to consolidate liabilities owed to the third party. The note is due on September 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after nine months, at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $23,950 and $0, respectively. This note was transferred to a convertible note with LG Capital Funding, LLC as of May 31, 2014.

	-	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	May 31, 2014	August 31, 2013
LG Capital Funding, LLC*
On March 27, 2014, Indian River Financial Services LLC transferred its promissory note in the amount of $23,950 plus interest 1,087 totaling $25,037 to an unrelated third party. The note is due on March 27, 2015 and carries interest at 10 percent per annum. The note is convertible, after 180 days, into common stock of the Company at the election of the Holder, at 50% of the lowest closing bid price for the fifteen days prior to the date of conversion. This note is fully outstanding as of May 31, 2014.	25,037	-
Indian River Financial Services, LLC*
On December 1, 2013, the Company issued its promissory note in the amount of $50,000 to an unrelated third party to consolidate liabilities owed to the third party. The note is due on November 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $17,411 and $0, respectively. $20,000 in principal has been paid on this note as of May 31, 2014.	12,589	-
Moss Krusick & Associates, LLC*
On June 1, 2013, the Company issued its promissory note in the amount of $7,000 to an unrelated third party to convert accounts payable. The note is due on June 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after nine months, at the election of the Holder, at $0.00075. The note was transferred to Indian River Financial Services, LLC as of May 31, 2014.	-	7,000
Dana L. Hipple
On January 15, 2013, the Company issued its promissory note in the amount of $25,108 to an unrelated third party as part of an acquisition of notes receivable. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0007. The note was transferred to Tangiers as of May 31, 2014.	-	25,108
Tangiers Investment Group, LLC
On January 31, 2014, Dana L. Hipple transferred its promissory note in the amount of $25,108 plus accrued interest of $2,084 to an unrelated third party. The note is due on January 31, 2015 and carries interest at 10 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at the lesser of $0.0001 or 50% of the lowest trading price for the ten days prior to the date of conversion. . The carrying amount of the debt discount was $10,677 and $0, respectively. This note has been fully converted as of May 31, 2014.	-	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	May 31, 2014	August 31, 2013
Dana L. Hipple
On June 25, 2013, the Company issued its promissory note in the amount of $30,000 to an unrelated third party as part of an acquisition of notes receivable. The note is due on June 3, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.0004. The note was fully outstanding as of May 31, 2014.	30,000	30,000
Dana L. Hipple
On February 20, 2014, the Company issued its promissory note in the amount of $34,667 to an unrelated third party for additional working capital. The note is due on May 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $25,072 and $0, respectively. The note was fully outstanding as of May 31, 2014.	9,595	-
Indian River Financial Services, LLC*
On January 27, 2014, the Company issued its promissory note in the amount of $19,525 to an unrelated third party for additional working capital. The note is due on January 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $17,635 and $0, respectively. The note was transferred to Tide Pool Ventures Corporation as of May 31, 2014.	-	-
Tide Pool Ventures Corporation

On March 18, 2014, Indian River Financial Services LLC transferred its promissory note in the amount of $19,525 plus interest 1,375 and outstanding debt of $5,475 totaling $26,375 to an unrelated third party. The note is due on March 18, 2015 and carries interest at 10 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 35% of the average lowest three trading prices for the five days prior to the date of conversion. The carrying amount of the debt discount was $3,524 and $0, respectively. $16,204 of this note has been converted as of May 31, 2014.

	6,647	-

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 5.  NOTES PAYABLE (continued)

Description	May 31, 2014	August 31, 2013
Indian River Financial Services, LLC*
On December 20, 2013, Moss Krusick & Associates, LLC transferred its promissory note in the amount of $7,000 to an unrelated third party.. The note is due on June 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $3,876 and $0, respectively. The note was fully outstanding as of May 31, 2014.	3,124	-
Dana L. Hipple
On October 17, 2013, the Company issued its promissory note in the amount of $39,000 to an unrelated third party for additional working capital. The note is due on December 31, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company immediately at 50% of the average closing stock price of the Company's common stock for the ten trading days prior to conversion. The carrying amount of the debt discount was $14,592 and $0, respectively. The note was fully outstanding as of May 31, 2014.	24,408	-
CFOs to Go
On December 31, 2012, the Company issued its promissory note in the amount of $495,689 as part of an acquisition of notes receivable from an unrelated third party. The note is due on December 31, 2015 and carries interest at 8 percent per annum. $6,000 has been paid against this note. This note was transferred to a convertible note with JSJ on October 15, 2013.	-	489,689
JSJ Investments
On October 15, 2013, the Company transferred the CFOs to Go acquisition note to an unrelated third party. The note is due on December 31, 2014 and carries interest at 8 percent per annum. The note was immediately convertible into common stock of the Company, at the election of the Holder, at 50 percent of the average of the three lowest trading prices of the common stock for the ten trading days prior to the date of the election to convert. The carrying amount of the debt discount was $198,015 and $0, respectively. $44,265 had been converted to common stock as of May 31, 2014.	247,408
ISP Holdings, Inc.
On December 6, 2012, the Company issued its promissory note in the amount of $280,000 to an unrelated third party for additional working capital. The note is due on May 31, 2014 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company after three months, at the election of the Holder, at $0.03. The Note was issued at a discount of $15,000, of which $0 unamortized portion remains at May 31, 2014. $96,035 had been converted into common stock as of May 31, 2014.	183,966	125,387

17

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

Description	May 31, 2014	August 31, 2013
Indian River Financial Services, LLC*
On March 21, 2014, the Company issued its promissory note in the amount of $15,000 to an unrelated third party for additional working capital. The note is due on March 21, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $12,056 and $0, respectively. The note was fully outstanding as of May 31, 2014.	2,944	-
Indian River Financial Services, LLC*
On March 27, 2014, the Company issued its promissory note in the amount of $15,000 to an unrelated third party for additional working capital. The note is due on March 27, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $12,297 and $0, respectively. The note was fully outstanding as of May 31, 2014.	2,703	-
Indian River Financial Services, LLC*
On April 11, 2014, the Company issued its promissory note in the amount of $15,000 to an unrelated third party for additional working capital. The note is due on April 30, 2015 and carries interest at 8 percent per annum. The note is convertible into common stock of the Company at the election of the Holder, at 50% of the average closing stock price for the last ten days prior to the date of conversion. The carrying amount of the debt discount was $13,346 and $0, respectively. The note was fully outstanding as of May 31, 2014.	1,654	-
LG Capital Funding, LLC*
On March 27, 2014, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on March 27, 2015 and carries interest at 10 percent per annum. The note is convertible, after 180 days, into common stock of the Company at the election of the Holder, at 50% of the lowest closing bid price for the fifteen days prior to the date of conversion. This note is fully outstanding as of May 31, 2014.	42,500	-
Total notes payable	600,611	802,914
Current portion	132,239	111,205
Notes payable-Long-term portion	$ 468,372	$ 691,709

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended May 31, 2014, the Company recognized new derivative liabilities of $2,668,582 as a result of convertible debt issuances having embedded conversion options. The fair value of these derivative liabilities was more than the principal balance of the related notes payable by $1,837,036, and was recorded as a loss on derivatives for the nine months ended May 31, 2014.

As a result of conversion of notes payable described in Note 5, the Company reclassified $1,399,354 of derivative liabilities to equity and the change in fair value of derivatives was $1,227,547.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at August 31, 2013	$632,794
ASC 815-15 additions	2,668,582
Change in fair value	1,227,547
ASC 815-15 deletions	(1,399,354)
Balance at May 31, 2014	$3,129,569

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 6.  DERIVATIVE LIABILITIES (continued)

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(1,227,547)
Derivative expense	(1,837,036)
Balance for the nine months ended May 31, 2014	$(3,064,583)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.16% - 0.18%
Expected volatility	167% - 836%
Expected life	2 months – 13 months

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

A description of our operating segments as of May 31, 2014 can be found below.

Operating revenues and expenses of each of the Company’s segments are as follows:

NOVATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 (UNAUDITED)

NOTE 7.  SEGMENT REPORTING (continued)

	Novation Holdings, Inc.	Novation Consulting	Burgoyne	Consolidated
Income
Consulting	-	375,000	-	375,000
Sales	-	-	78,633	78,633
Returns	-	-	(4,392)	(4,392)
Total income	-	375,000	74,241	449,241
Cost of Sales	-	-	40,992	40,992

Gross profit	-	375,000	33,249	408,249

Expense
Operating expense	394,854	104,282	29,275	528,441
	(394,854)	270,718	3,974	(120,162)

Net income (loss) from operations	(394,854)	270,718	3,974	(120,162)

Accounts receivable	-	295,000	-	295,000
Accounts payable	72,473	-	46,750	119,223

NOTE 8.  SUBSEQUENT EVENTS

During the period up to the date of this Report, the Company has entered into an agreement to acquire a controlling interest in Focus Gold Corp., which in turn controls (55% each) two operating subsidiaries, which have commenced business in an office location near Buffalo, New York.  The two subsidiaries have hired employees and commenced business operations, and have already generated revenues. The acquisition has not closed as the preferred shares have not been issued as of May 31, 2014.

Common Stock Transactions:

In June 2014, the Company issued a total of 400,000,000 common shares on conversion of principal amount of loans. On July 1, 2014, the Comp-any issued an additional 287,298,510 common shares on conversion of principal amount of loans.

As a result of the issue of these shares, the Company had a total of 6,743,543,403 common shares issued and outstanding as of July 7, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Allezoe Medical Holdings, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

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

Novation Consulting Services, Inc.

Novation Consulting Services, Inc., a Florida corporation, is a wholly-owned subsidiary, and was formed to acquire and operate the assets and financial management consulting business acquired by us in January 2013.  Novation Consulting provides administrative, financial, regulatory and legal management services to the Company as well as to other small public and private companies for a fixed monthly management fee.

Focus Gold Corporation

Focus Gold Corporation is a publicly traded (OTC Pink: FGLD), SEC reporting company engaged in the mining business, which also operates in the accounts receivable management business through its 55 percent controlled subsidiaries, Focus Gold Financial Corp. and Focus Gold Commercial Resolution, Inc. The two subsidiaries operate from offices near Buffalo, New York and plan to open additional offices, probably in South Carolina and Florida.

Liquidity and Capital Resources

We have historically met our capital requirements through either private placement of equity or private borrowings. Our cash balance increased $100,455 from $4 at August 31, 2013 to $100,459 at May 31, 2014.

We received loan proceeds of $42,500 in September of 2013 from Asher Enterprises, LLC, an unrelated third party, due May 17, 2014 at 8 percent interest. The note is convertible into common stock at a price equal to 35 percent of the three lowest trading prices for our common stock for the thirty trading days prior to the notice of conversion. We accrued interest of $1,910 on this note as of May 31, 2014.

We received loan proceeds of $39,000 in October 2013 from Dana L. Hipple, an unrelated third party, due December 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $1,137 on this note as of May 31, 2014.

We received loan proceeds of $19,525 in February 2014 from Indian River Financial Services, LLC, an unrelated third party, due January 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $282 on this note as of May 31, 2014.

We received loan proceeds of $34,667 in February 2014 from Dana L. Hipple, an unrelated third party, due May 31, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $767 on this note as of May 31, 2014.

We received loan proceeds of $15,000 in March 2014 from Indian River Financial, an unrelated third party, due March 21, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $237 on this note as of May 31, 2014.

We received loan proceeds of $15,000 in March 2014 from Indian River Financial, an unrelated third party, due March 27, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $217 on this note as of May 31, 2014.

We received loan proceeds of $15,000 in April 2014 from Indian River Financial, an unrelated third party, due April 30, 2015 at 8 percent interest. The note is convertible into common stock at a price equal to 50 percent of the average closing price for our common stock for the ten trading days prior to the notice of conversion. We accrued interest of $168 on this note as of May 31, 2014.

On March 27, 2014, the Company issued its promissory note in the amount of $42,500 to an unrelated third party for additional working capital. The note is due on March 27, 2015 and carries interest at 10 percent per annum. The note is convertible, after 180 days, into common stock of the Company at the election of the Holder, at 50% of the lowest closing bid price for the fifteen days prior to the date of conversion. We accrued interest of $689 on this note as of May 31, 2014.

Novation Consulting Services, Inc., received a total of $122,393 in proceeds of the sale of a promissory note issued in payment of consulting services rendered by the subsidiary in 2013.  The payment included $2,393 in accrued interest on the note.  Also during the nine months ended May 31, 2014, Novation Consulting Services, Inc. received proceeds of $40,000 from the sale of a second promissory note issued for services rendered in 2013.

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

A summary of notes payable by the Company at May 31, 2014 and August 31, 2012 is contained in Note 5 to the Financial Statements included in this Quarterly Report and which summary is incorporated here by reference.

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

Results of Operations

Nine months ended May 31, 2014:

For the nine months ended May 31, 2014 and May 31, 2013, the Company had operating revenues of $449,241 and $147,744, respectively.  Since inception, the Company has incurred cumulative net losses of $14,718,121.  For the nine months ended May 31, 2014, the Company had a net loss of $3,754,009. For the nine months ended May 31, 2013, the Company had a net loss of $328,338. Other expenses attributed to the net loss for the nine months ended May 31, 2014 include derivative expenses of $1,837,036 and a loss in changes in derivative fair value of $1,227,547.

Three Months ended May 31, 2014

For the three months ended May 31, 2014 and May 31, 2013, the Company had operating revenues of $147,216 and $77,201, respectively. For the three months ended May 31, 2014, the Company had a net loss of $2,355,423. For the three months ended May 31, 2013, the Company had a net loss of $25,515. Our activities have been attributed primarily to consulting and business development. Other expenses attributed to the net loss for the three months ended May 31, 2014 include derivative expenses of $246,373 and a loss in changes in derivative fair value of $1,835,317.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company at May 31, 2014, except certain convertible promissory notes as detailed in Note 5 to the financial statements included in this Report.

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

Trends

We are in the development stage and have not generated any revenue as of May 31, 2013. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under “Risk Factors” in our annual report on Form 10-K for the year ended August 31, 2013, as amended on January 21, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of May 31, 2014 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of May 31, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended May 31, 2014, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the nine months ended May 31, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

In March, 2014 we issued a total of 1,726,408,500 common shares converting $108,495 in principal amounts of loans and accrued interest.

In April, 2014 we issued a total of 663,792,875common shares converting $36,985 in principal amounts of loans and accrued interest.

As a result of the issue of these shares, we had a total of 6,056,244,893 common shares and 1,000,000 preferred shares issued and outstanding as of May 31, 2014

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

NOVATION HOLDINGS, INC. (Registrant)

/s/MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

Dated: July 21, 2014

/s/JOHN F BURKE
John F. Burke
Consulting Principal Accounting Officer

Dated: July 21, 2014