Form 10-K/A
period 2006-08-31
Novation Holdings Inc
filed 2017-03-29
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment No. 1
to

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  August 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission File Number

001-33090

NOVATION HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	46-1420443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5005 Elbow Drive, Southwest Calgary, Alberta T2S2T6 Canada

(Address of Principal Executive Offices)

(403) 988-2005

(Registrant’s Telephone Number, Including Area Code)

STANFORD MANAGEMENT LTD

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Stanford was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒   No ☐        (2)   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Stanford’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)            Yes ☐      No ☒

State issuer’s revenues for its most recent fiscal year:       $ -0-

State the aggregate market value of the voting stock held by non-affiliates of Stanford. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2006, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,469,919,540 shares of the Registrant’s $.001 par value common stock outstanding as of March 24, 2017.

EXPLANATORY NOTE

Novation Holdings. Inc., a Florida corporation, f/k/a Stanford Management, LTD (the "Company"), is making this Amendment No. 1 to its Annual Report Form 10-KSB ("Amendment No. 1 to Form 10-KSB") for the annual period ended August 31, 2006, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-KSB for the year ended August 31, 2006 (filed with the Securities and Exchange Commission on December 1, 2006), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-KSB, the Company confirms that it has not, nor has ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

This Amendment No. 1 to Form 10-KSB does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION Holdings, INC.

Dated March 24, 2017	By:	/s/ Michael Gelmon
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive and Financial Officer)

/s/ Michael Gelmon		March 24, 2017
Michael Gelmon, Sole Director