Form 10-Q/A
period 2006-11-30
Novation Holdings Inc
filed 2017-03-29
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment No. 1
to

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   November 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Transitional Small Business Disclosure format (Check one):  Yes ☐   No ☒

EXPLANATORY NOTE

Novation Holdings. Inc., a Florida corporation, f/k/a Stanford Management, LTD (the "Company"), is making this Amendment No. 1 to its Quarterly Report Form 10-QSB ("Amendment No. 1 to Form 10-QSB") for the quarterly period ended November 30, 2006, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006 (filed with the Securities and Exchange Commission on January 11, 2007), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-QSB, the Company confirms that it has not, nor has ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

This Amendment No. 1 to Form 10-QSB does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-QSB.

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