Form 10-Q/A
period 2007-02-28
Novation Holdings Inc
filed 2017-03-29
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment No. 1
to

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   February 28, 2007

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

Transitional Small Business Disclosure format (Check one):  Yes [ ] No [X]

EXPLANATORY NOTE

Novation Holdings. Inc., a Florida corporation, f/k/a Stanford Management, LTD (the "Company"), is making this Amendment No. 1 to its Quarterly Report Form 10-QSB ("Amendment No. 1 to Form 10-QSB") for the quarterly period ended February 28, 2007, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007 (filed with the Securities and Exchange Commission on March 26, 2007), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-QSB, the Company confirms that it has not, nor has ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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