Form 10-K/A
period 2007-08-31
Novation Holdings Inc
filed 2017-03-29
CIK 1080602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Amendment No. 1
to

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  August 31, 2007

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

As at August 31, 2007, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,469,919,540 shares of the Registrant’s $.001 par value common stock outstanding as of March 24, 2017.

EXPLANATORY NOTE

Novation Holdings. Inc., a Florida corporation, f/k/a Stanford Management, LTD (the "Company"), is making this Amendment No. 1 to its Annual Report Form 10-KSB ("Amendment No. 1 to Form 10-KSB") for the annual period ended August 31, 2007, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-KSB for the year ended August 31, 2007 (filed with the Securities and Exchange Commission on November 15, 2007), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-KSB, the Company confirms that it has not, nor has ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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